Form 10-Q
period 2016-09-30
TiVo Corp
filed 2016-11-03
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-37870
_____________________________________________________________
TiVo Corporation
(Exact name of registrant as specified in its charter)

Delaware	61-1793262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Circle Star Way, San Carlos, CA	94070
(Address of principal executive offices)	(Zip Code)
(408) 562-8400
(Registrant's telephone number, including area code)
_____________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding as of
Class	October 31, 2016
Common Stock	119,556,458

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$382,616	$101,675
Short-term marketable securities	121,221	107,879
Accounts receivable, net	145,730	87,128
Inventory	14,199	456
Prepaid expenses and other current assets	40,917	13,735
Total current assets	704,683	310,873
Long-term marketable securities	115,934	114,715
Property and equipment, net	43,514	34,984
Intangible assets, net	849,531	386,742
Goodwill	1,808,623	1,343,652
Other long-term assets	12,191	8,330
Total assets	$3,534,476	$2,199,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$234,714	$74,113
Deferred revenue	45,287	12,106
Current portion of long-term debt	237,000	7,000
Total current liabilities	517,001	93,219
Taxes payable, less current portion	7,055	5,332
Deferred revenue, less current portion	41,732	9,414
Long-term debt, less current portion	965,733	960,156
Deferred tax liabilities, net	71,560	66,116
Other long-term liabilities	49,453	34,494
Total liabilities	1,652,534	1,168,731
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 119,891 shares issued and 119,659 shares outstanding as of September 30, 2016; and 131,052 shares issued and 82,647 shares outstanding as of December 31, 2015	120	131
Treasury stock, 232 shares and 48,405 shares as of September 30, 2016 and December 31, 2015, respectively, at cost	(4,944)	(1,163,533)
Additional paid-in capital	3,254,634	2,419,921
Accumulated other comprehensive loss	(3,374)	(6,503)
Accumulated deficit	(1,364,494)	(219,451)
Total stockholders’ equity	1,881,942	1,030,565
Total liabilities and stockholders’ equity	$3,534,476	$2,199,296

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net:
Licensing, services and software	$148,509	$114,759	$390,998	$376,312
Hardware	4,612	123	5,752	415
Total Revenues, net	153,121	114,882	396,750	376,727
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	31,661	24,492	78,651	78,134
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,560	116	5,072	273
Research and development	30,951	22,976	77,804	75,246
Selling, general and administrative	54,126	33,117	132,771	113,843
Depreciation	4,622	4,280	13,181	13,098
Amortization of intangible assets	24,925	19,189	63,087	57,789
Restructuring and asset impairment charges	22,311	218	24,644	1,757
Total costs and expenses	173,156	104,388	395,210	340,140
Operating (loss) income from continuing operations	(20,035)	10,494	1,540	36,587
Interest expense	(11,021)	(11,348)	(32,411)	(35,421)
Interest income and other, net	353	586	322	1,089
Income (loss) on interest rate swaps	1,697	(11,787)	(16,897)	(17,106)
Loss on debt extinguishment	—	(2,695)	—	(2,815)
Loss from continuing operations before income taxes	(29,006)	(14,750)	(47,446)	(17,666)
Income tax (benefit) expense	(83,445)	3,708	(74,825)	12,924
Income (loss) from continuing operations, net of tax	54,439	(18,458)	27,379	(30,590)
Loss from discontinued operations, net of tax	(4,517)	—	(4,517)	—
Net income (loss)	$49,922	$(18,458)	$22,862	$(30,590)

Basic earnings (loss) per share:
Continuing operations	$0.60	$(0.22)	$0.32	$(0.36)
Discontinued operations	(0.05)	—	(0.05)	—
Basic earnings (loss) per share	$0.55	$(0.22)	$0.27	$(0.36)
Weighted average shares used in computing basic per share amounts	91,131	82,404	84,895	85,297

Diluted earnings (loss) per share:
Continuing operations	$0.59	$(0.22)	$0.32	$(0.36)
Discontinued operations	(0.05)	—	(0.05)	—
Diluted earnings (loss) per share	$0.54	$(0.22)	$0.27	$(0.36)
Weighted average shares used in computing diluted per share amounts	92,144	82,404	85,858	85,297

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$49,922	$(18,458)	$22,862	$(30,590)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	452	288	2,636	(230)
Unrealized (losses) gains on marketable securities	(282)	(20)	493	(66)
Other comprehensive income (loss), net of tax	170	268	3,129	(296)
Comprehensive income (loss)	$50,092	$(18,190)	$25,991	$(30,886)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$22,862	$(30,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	4,517	—
Depreciation	13,181	13,098
Amortization of intangible assets	63,087	57,789
Amortization of convertible note discount and note issuance costs	10,468	10,462
Restructuring and asset impairment charges	24,644	1,757
Change in fair value of interest rate swaps	9,716	14,055
Loss on debt extinguishment	—	2,815
Equity-based compensation	32,031	31,044
Deferred income taxes	(87,512)	3,676
Other operating, net	1,548	2,425
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(9,798)	16,429
Inventory	1,260	—
Prepaid expenses and other current assets and other long-term assets	(10,737)	(2,230)
Accounts payable and accrued expenses and other long-term liabilities	2,663	(16,652)
Accrued income taxes	(1,827)	153
Deferred revenue	2,071	(3,193)
Net cash provided by operating activities of continuing operations	78,174	101,038
Net cash used in operating activities of discontinued operations	—	(199)
Net cash provided by operating activities	78,174	100,839
Cash flows provided by investing activities:
Payments for purchase of short- and long-term marketable securities	(132,159)	(169,986)
Proceeds from sales or maturities of short- and long-term marketable securities	183,992	258,430
Cash acquired in TiVo Acquisition, net of cash paid	166,312	—
Payments for purchase of property and equipment	(15,810)	(8,345)
Payments for purchase of patents	(2,500)	—
Other investing, net	(48)	3
Net cash provided by investing activities	199,787	80,102
Cash flows used in financing activities:
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	—	(100,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	335,616
Principal payments on long-term debt	(5,250)	(421,240)
(Payments) proceeds from (purchase) sale of warrants	(2,923)	31,326
Proceeds (payments) for (sale) purchase of call options	5,706	(64,825)
Payments for deferred holdback and contingent consideration	(750)	(5,140)
Payments for purchase of treasury stock	—	(154,519)
Payments for withholding taxes related to net settlement of restricted stock units	(9,365)	—
Proceeds from exercise of options and employee stock purchase plan	13,964	8,767
Net cash provided by (used in) financing activities	1,382	(270,015)
Effect of exchange rate changes on cash and cash equivalents	1,598	(317)
Net increase (decrease) in cash and cash equivalents	280,941	(89,391)
Cash and cash equivalents at beginning of period	101,675	154,568
Cash and cash equivalents at end of period	$382,616	$65,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

On April 28, 2016, Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. ("TiVo Solutions")) entered into an Agreement and Plan of Merger (the “Merger Agreement”) for Rovi to acquire TiVo Solutions in a cash and stock transaction (the "TiVo Acquisition"). Following consummation of the TiVo Acquisition on September 7, 2016 (the "TiVo Acquisition Date"), TiVo Corporation (the "Company"), a Delaware corporation founded in April 2016 under the name “Titan Technologies Corporation” and then a wholly-owned subsidiary of Rovi, owns both Rovi and TiVo Solutions. The common stocks of Rovi and TiVo Solutions were de-registered after completion of the TiVo Acquisition.

The Company provides innovative products and licensable technologies that enable the world’s leading media and entertainment companies to deliver the ultimate entertainment experience and improve how people find content across a changing media landscape. The Company's broad set of content discovery solutions includes interactive program guides (“IPGs”), the TiVo Service and TiVo-enabled digital video recorders ("DVRs"), natural language conversational voice and text search and recommendation services and our extensive database of "Metadata" (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, music, books, games or other entertainment content). The Company also offers advertising and a portfolio of data and analytics products including advertising and programming promotion optimization that enable audience targeting in traditional pay TV advertising along with subscriber and operator analytic and insight products that service providers can use to unlock the usage patterns and behaviors of pay TV subscribers. The Company's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.

Basis of Presentation and Principles of Consolidation

Rovi is the predecessor registrant to TiVo Corporation and therefore, for periods prior to September 7, 2016, the Condensed Consolidated Financial Statements reflect the financial position and results of operations and cash flows of Rovi. As used herein, the “Company” refers to Rovi when referring to periods prior to September 7, 2016 and to TiVo Corporation when referring to periods subsequent to September 7, 2016. The Company’s results of operations include the operations of TiVo Solutions after September 7, 2016. See Note 2 for additional information on the TiVo Acquisition.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures made are adequate to make the information presented herein not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are considered necessary to present fairly the results for the periods presented.

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016, for any future year, or for any other future interim period.

The accompanying Condensed Consolidated Financial Statements include the accounts of TiVo Corporation and subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary after the elimination of intercompany accounts and transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported results of operations for the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Actual results may differ from those estimates.

Concentrations of Risk

The percent of revenue derived from customers, and concentrations of customers, representing more than 10% of revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
AT&T Inc. ("AT&T")	13%	14%	13%	13%
Charter Communications Inc. ("Charter")	(1)	11%	11%	10%

(1) Customer represented less than 10% of revenue.

Substantially all of the Company's revenue from AT&T and a significant portion of the Company's revenue from Charter is reported in the Intellectual Property Licensing segment.

Customers representing more than 10% of Accounts receivable, net were as follows.

	September 30, 2016	December 31, 2015
AT&T	15%	22%
Virgin Media Inc.	14%	(1)
DISH Network L.L.C. ("DISH")	12%	(1)

(1) Customer represented less than 10% of Accounts receivable, net.

The TiVo service is enabled through the use of a DVR manufactured by a third-party contract manufacturer. The Company also relies on third-parties with whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with the Company or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

The Company does not have a long-term written supply agreement with Broadcom Corporation, the sole supplier of the system controller for its DVR. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time if at all.

Significant Accounting Policy Changes

The accounting policies described below are those that are either initially applied or materially modified subsequent to the policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. These updates primarily result from the TiVo Acquisition.

Cash and cash equivalents

Highly liquid investments with original maturities at the date of acquisition of three months or less are considered to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card, and electronic benefit transactions (EBT) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than three days are classified as cash and cash equivalents. Payments due from banks for these transactions presented in Cash and cash equivalents was $0.8 million as of September 30, 2016.

Inventory

Inventories consist primarily of finished DVR units and accessories and are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to the lower of cost or market are made, if required, for estimated excess or obsolescence, which includes a review of, among other factors, demand requirements and market conditions.

Revenue Recognition

Patent Sales

During 2016, the Company expanded its business strategy of monetizing its intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of the Company's ongoing major or central operations and activities of monetizing intellectual property, the related proceeds from patent sales are now recognized as revenue. Revenue from patent sales is recognized when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. These requirements are generally fulfilled on closing of the patent sale transaction. Revenue for the three and nine months ended September 30, 2016 includes $0.3 million and $0.8 million, respectively, related to patent sales.

Sources of Revenue of TiVo Solutions

The Company's TiVo Solutions subsidiary generates service revenues, hardware revenues (in some instances), and technology revenues by providing the traditional TiVo service through agreements with satellite and cable television service providers and broadcasters. Through our subsidiary, Cubiware Sp. Z.o.o. ("Cubiware"), TiVo Solutions offers a solution for Pay-TV Operators in developing and emerging markets around the world. Through our subsidiary Digitalsmiths Corporation, we provide a cloud-based search and recommendation services for the Pay-TV industry.

TiVo Solutions generates revenue through both recurring and upfront service fees through sale of TiVo service subscriptions to consumers and through the sale of TiVo devices by third-party retailers and through the online store at TiVo.com.

Through our subsidiary TiVo Research and Analytics, Inc., we also generate revenues through the sale of cross-platform audience research data by providing data analytics solutions for the television industry.

TiVo-Owned Business: TiVo-enabled DVRs and TiVo service

The Company sells the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one year for monthly payment plans (monthly program) or for the lifetime of the product for one upfront payment (prepaid program). In the case of the monthly program, after the initial committed subscription term, the customers have various pricing options at which they can renew the subscription.

Vendor-specific objective evidence ("VSOE") of selling price for the subscription services is established based on standalone sales of the service and varies by service period. The Company is not able to obtain VSOE for the DVR element due to infrequent sales of standalone DVRs to consumers. The best-estimate of selling price ("BESP") of the DVR is established based on the price at which the Company would sell the DVR without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription on a relative selling price basis, with the DVR revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue is recognized over the term of the service.

Subscription revenues from product lifetime subscriptions are recognized ratably over the Company's estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. The Company continuously monitors the useful life of a TiVo-enabled DVR and the impact of the difference between actual churn and forecasted churn rates. If actual results are not consistent with the Company's current assumptions, including a higher churn rate for product lifetime subscriptions due to the incompatibility of TiVo's standard definition units with high definition programming and increased competition, the Company may revise the estimated life of the units which could result in the recognition of revenue over a longer or shorter period. The Company recognizes product lifetime subscription revenues over an estimated product life of 66 months.

End users have the right to cancel their subscriptions to the TiVo service within 30 days of subscription activation for a full refund. TiVo establishes allowances for expected subscription cancellations.

TiVo Arrangements with Multiple System Operators ("MSOs")

The Company has two different types of arrangements with MSOs that include technology deployment and engineering services. The Company's arrangements with MSOs typically include software customization and set up services, limited training, post contract support ("PCS"), TiVo-enabled DVRs, non-DVR set-top boxes ("STBs"), and TiVo service.

In instances where TiVo hosts the TiVo service, the Company recognizes revenue under the general revenue recognition guidance. The Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Revenue recognition is deferred until such time as all of the criteria are satisfied. Elements in such arrangements usually include DVRs, non-DVR STBs, TiVo service hosting, associated maintenance, and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue over the period the services are expected to be provided (the longer of the contractual term or customer relationship period) as the upfront services do not have standalone value. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as the related revenue. The Company has established VSOE of selling prices for training, DVRs, non-DVR STBs, and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. Total arrangement consideration (other than fees for customization and set up services which are allocated to the ongoing hosting services) is allocated among individual elements on a relative basis.

In arrangements where the Company does not host the TiVo service and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue under industry specific software revenue recognition guidance. Under the software revenue recognition guidance, such arrangements are accounted for using the percentage-of-completion method or the completed-contract method. The percentage-of-completion method is used if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion and the arrangement as a whole is reasonably expected to be profitable. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are reassessed during the term of the arrangement, and revisions to estimates are recognized on a cumulative catch-up basis when the changed conditions become known.

In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs or development costs exceed development revenues but the Company is reasonably assured that no loss will be incurred under the arrangement. Accordingly, the Company applies the following:

•
Where no VSOE exists for undeliverable elements, revenue is recognized at zero margin up to the amount billable until the Company has established VSOE for the undelivered elements or the Company has delivered all of the elements.

•
Where there is a lack of reasonably dependable estimates, revenue is recognized at zero margin up to the amount billable until the Company has resolved the estimation uncertainty, after which the Company recognizes margin under the percentage of completion method.

•
If the Company cannot be reasonably assured that no loss will be incurred under the arrangement, the Company will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that a loss will be incurred on the arrangement.

Where development costs exceed billable development revenues provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based at zero margin, which results in the recognition of equal amounts of revenues and costs until the engineering professional services are complete. Development costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, as the Company recognizes revenue from the MSO arrangement for services, an equal amount of deferred development costs is recognized until all deferred development costs are recovered. Afterwards, any additional MSO service revenue is recognized as service revenue.

Software Revenues

Software revenues represent revenues from licenses of Cubiware software and amounts allocated to software elements in multiple element arrangements. These license arrangements are with operators or resellers who integrate our software in set top boxes manufactured by the operators or resellers. Revenues are generally recognized on shipment of the set top boxes in which the software is integrated, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectibility is reasonably assured.

Hardware Revenues

Hardware revenues represent revenues from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. The Company establishes allowances for expected product and service returns and these allowances are recorded as a direct reduction of revenues and accounts receivable. Certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. The Company's policy for revenue share payments is to reduce revenue when these payments are incurred and fixed or determinable. The Company reduces revenue at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered.

Warranty Expense

The Company accrues for the expected material and labor costs required to provide warranty services on its hardware products. The Company’s warranty reserve liability is calculated as the total volume of unit sales over the warranty period, multiplied by the expected rate of warranty returns (based on historical experience) multiplied by the estimated cost to replace or repair the customers’ product returns under warranty.

Recent Accounting Pronouncements

Standards Recently Adopted

In April 2015, the Financial Accounting Standards ("FASB") issued guidance to help entities evaluate whether fees paid in a cloud computing arrangement include a software license. Pursuant to this guidance, when a cloud computing arrangement includes a software license, the customer accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. When a cloud computing arrangement does not include a software license element, the customer accounts for the arrangement as a service contract. The prospective application of this guidance on January 1, 2016 did not have a material effect on the Condensed Consolidated Financial Statements.

Standards Pending Adoption

In August 2016, the FASB issued clarifying guidance on the presentation of eight specific cash flow issues for which previous guidance was either unclear or was not specific. The clarified guidance is effective for the Company in the first quarter of 2018, with early application permitted, and is required to be applied on a retrospective basis. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectibility. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost basis of the financial instrument. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments for credit-related losses through an allowance and eliminating the length of time a security has been in an unrealized loss position as a consideration in the determination of whether a credit loss exists. The guidance is effective for the Company in the first quarter of 2020, and is effective using a modified retrospective approach for application of the current expected credit loss model to financial instruments and a prospective approach for credit losses on available-for-sale debt securities. Early application is permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, classifying certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of nonvested awards as they occur. The simplified guidance is effective for the Company in the first quarter of 2017. Depending on the area simplified, the guidance is effective either prospectively, retrospectively or using a modified retrospective approach. Early application is permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In March 2016, the FASB clarified the requirements for assessing whether contingent options that can accelerate the payment of principal on debt instruments require bifurcation as an embedded derivative. The amendments require a contingent option embedded in a debt instrument to be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. The clarified guidance is effective for the Company in the first quarter of 2017 using a modified retrospective approach with early application permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach with early application permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements and expects that its existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets.

In January 2016, the FASB amended certain aspects of the recognition and measurement guidance for financial assets and liabilities. The amendments are effective for the Company in the first quarter of 2018 with the effect of adoption recognized as a cumulative-effect adjustment to beginning retained earnings in 2018. Early application is not permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In July 2015, the FASB changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value for entities that do not use the last-in, first-out ("LIFO") or retail inventory method. The changes also eliminate the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory for entities that do not use the LIFO or retail inventory method. The changes are effective for the Company in the first quarter of 2017 using a prospective transition approach, with early adoption permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The amendments address how revenue is recognized in order to improve comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. Early application is permitted beginning in the Company's first quarter of 2017. The Company is evaluating the effect the amendments and transition alternatives will have on its Condensed Consolidated Financial Statements.

(2) TiVo Acquisition

Acquisition Terms

On September 7, 2016, Rovi completed its acquisition of TiVo Solutions, a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions. At the TiVo Acquisition Date, each TiVo Solutions share of common stock outstanding (other than shares of TiVo Solutions common stock held by those TiVo Solutions stockholders who have properly demanded and not waived or withdrawn appraisal rights under Delaware law, as further discussed below) was converted into the right to receive $2.75 per share in cash and 0.3853 shares of TiVo Corporation common stock. The TiVo Acquisition created a new company which is a global leader in entertainment technology and audience insights.

On the TiVo Acquisition Date, (i) each issued and outstanding share of Rovi Common Stock was converted into one fully paid and non-assessable share of TiVo Corporation Common Stock and (ii) each Rovi Stock Option, Rovi Restricted Stock Award and Rovi RSU (each as defined in the Merger Agreement) was assumed by TiVo Corporation and automatically converted into a TiVo Corporation Stock Option, TiVo Corporation Restricted Stock Award and TiVo Corporation RSU (each as defined in the Merger Agreement), respectively, each on substantially the same terms and conditions as applied to such Rovi Stock Option, Rovi Restricted Stock Award and Rovi RSU.

Further on the TiVo Acquisition Date, each issued and outstanding share of TiVo Solutions Common Stock (other than shares of TiVo Solutions common stock held by those TiVo Solutions stockholders who have properly demanded and not waived or withdrawn appraisal rights under Delaware law as further discussed below) automatically converted into a right to receive (x) 0.3853 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of TiVo Corporation Common Stock and (y) $2.75 in cash. In addition, each TiVo Solutions Stock Option, TiVo Solutions Restricted Stock Award and TiVo Solutions RSU (each as defined in the Merger Agreement) that was outstanding and held by a continuing employee or consultant (and excluding non-employee directors of TiVo Solutions) was assumed by TiVo Corporation and automatically converted into a TiVo Corporation Stock Option, TiVo Corporation Restricted Stock Award and TiVo Corporation RSU (each as defined in the Merger Agreement), respectively, each on substantially the same terms and conditions as applied to such TiVo Solutions Stock Option, TiVo Solutions Restricted Stock Award and TiVo Solutions RSU (but, taking into account any changes thereto provided for in the TiVo Stock Plans (as defined in the Merger Agreement) in any award agreement or in any such TiVo Solutions Stock Option, TiVo Solutions Restricted Stock Award or TiVo Solutions RSU, as applicable, by reason of the Merger Agreement or the transactions contemplated thereby), after applying an exchange ratio of 0.5186.

Holders of 9.9 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date did not vote to approve the TiVo Acquisition and asserted their appraisal rights under Delaware law with respect to such shares ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares"). The merger consideration for the Dissenting Shares is currently held in an account by the exchange agent in the TiVo Acquisition. The Dissenting Holders must decide whether or not to receive the consideration they are entitled to as a result of the merger within 60 days of the TiVo Acquisition Date. If the Dissenting Holders do not elect to receive the merger consideration, they will have until 120 days after the TiVo Acquisition Date to file a petition for appraisal in the Delaware Court of Chancery. Should the Court of Chancery reach a verdict on any such claim, the Dissenting Holders will be entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive. The Dissenting Holders would also receive prejudgment interest on any appraisal award, which would be calculated at a rate of 5% above the Federal Reserve Discount Rate compounded quarterly.

TiVo Solutions' results of operations and cash flows have been included in the Condensed Consolidated Financial Statements for periods subsequent to September 7, 2016, and TiVo Solutions' assets and liabilities were recorded at their estimated fair values in the Condensed Consolidated Balance Sheets as of September 7, 2016, with the excess of the purchase price over the estimated fair values being allocated to goodwill.

Purchase Price

The preliminary aggregate merger consideration was (in thousands):

Aggregate cash consideration	$269,990
Aggregate fair value of TiVo Corporation shares issued	751,385
Fair value of assumed TiVo Solutions employee stock-based awards allocated to consideration	22,640
Accrual for merger consideration	85,711
Total merger consideration	$1,129,726

The cash portion of the merger consideration was funded with cash on hand of the combined company. The calculations above use a value for shares of TiVo Corporation common stock issued in the TiVo Acquisition based on a Rovi stock price of $22.42 per share at the close of trading on September 7, 2016. In connection with the TiVo Acquisition, 33.5 million shares of TiVo Corporation common stock were issued to TiVo Solutions stockholders. In addition, as the Dissenting Holders have not decided whether or not to receive the consideration they are entitled to as a result of the TiVo Acquisition, $85.7 million of merger consideration was accrued at the TiVo Acquisition Date related to the Dissenting Holders. The accrual for merger consideration was calculated based on 9.9 million Dissenting Shares assuming a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.8 million shares of TiVo Corporation common stock. The accrued merger consideration is presented in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. In addition, TiVo Corporation paid $2.75 per share in cash, or $27.3 million, to an account related to the cash portion of the merger consideration due to the Dissenting Shares on the TiVo Acquisition Date.

A portion of the purchase price has been attributed to the substitution of TiVo Solutions stock-based awards outstanding as of TiVo Acquisition Date for corresponding TiVo Corporation stock-based awards. The fair value of TiVo Solutions' stock-based awards assumed in connection with the TiVo Acquisition was allocated between pre-acquisition service and post-acquisition service based on the proportion of service rendered from the grant date to the TiVo Acquisition Date compared to the total vesting period. Share-based compensation allocated to pre-acquisition service was included as part of the merger consideration paid for TiVo Solutions. The fair value of TiVo Solutions' restricted stock was estimated at the TiVo Acquisition Date using the closing price of Rovi's common stock on the TiVo Acquisition Date. The fair value of TiVo Solutions' stock options was estimated at the TiVo Acquisition Date using the Black-Scholes-Merton option-pricing formula, assuming a weighted-average expected volatility of 31.7%, a weighted-average expected term of nine months, a weighted-average risk-free interest rate of 0.5% and a weighted-average expected dividend yield of 0.0%. The fair value of TiVo Corporation's stock options was estimated at the TiVo Acquisition Date using the Black-Scholes-Merton option-pricing formula, assuming a weighted-average expected volatility of 46.5%, a weighted-average expected term of nine months, a weighted-average risk-free interest rate of 0.5% and a weighted-average expected dividend yield of 0.0%. The fair value of TiVo Solutions' performance-based awards was estimated at the TiVo Acquisition Date using a Monte-Carlo simulation, assuming a weighted-average expected volatility of 37.5%, a weighted-average expected term of 2.4 years, a weighted-average risk-free interest rate of 0.8% and an expected dividend yield of 0.0%.

Purchase Price Allocation

The Condensed Consolidated Financial Statements have been prepared using the acquisition method of accounting under U.S. GAAP with Rovi treated as the acquirer of TiVo Solutions for accounting purposes. Under the acquisition method of accounting, the purchase consideration delivered by TiVo Corporation to complete the acquisition was generally allocated to the assets acquired and liabilities assumed based on their fair value at the TiVo Acquisition Date. The purchase price allocation as of September 30, 2016 is preliminary. TiVo Corporation has made significant estimates and assumptions in determining the preliminary fair value of the assets acquired and liabilities assumed based on discussions with TiVo Solutions’ management and TiVo Corporation’s informed insights into the industries in which TiVo Solutions competes. To complete the allocation of purchase consideration to the assets acquired and liabilities assumed at their TiVo Acquisition Date fair value, certain procedures, such as completing accounting valuations and income tax returns and further discussion with TiVo Solutions’ management, have to be performed. Accordingly, the purchase price allocation is subject to change based on further review. Adjustments to the preliminary purchase price allocation identified during the measurement period would be reported in the period the adjustment is identified, with the effect on earnings measured as if the accounting had been completed at the TiVo Acquisition Date. Final purchase accounting amounts recorded may differ materially from the preliminary fair value estimates presented in these Condensed Consolidated Financial Statements, and such differences could have a material impact on the accompanying Condensed Consolidated Financial Statements and TiVo Corporation’s future results of operations and financial position. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year from the TiVo Acquisition Date.

The following table summarizes the preliminary purchase price allocation as of September 30, 2016 (in thousands):

Cash, cash equivalents and marketable securities	$503,408
Accounts receivable	48,766
Inventory	15,003
Prepaid expenses and other current assets and other long-term assets	25,976
Property and equipment	10,370
Intangible assets:
Developed technology and patents	154,000
Existing contracts and customer relationships	355,000
Trademarks / Tradenames	14,000
Goodwill	464,111
Accounts payable and accrued expenses and other long-term liabilities	(74,736)
Deferred revenue	(63,428)
Current portion of long-term debt	(230,000)
Deferred tax liabilities, net	(92,744)
Total merger consideration	$1,129,726

Valuation Techniques

The fair values of assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. Generally, no fair value adjustments were reflected for current assets and current liabilities as carrying value was estimated to approximate fair value because of the short-term nature of the items.

The fair value of marketable securities acquired was estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets or independent pricing vendors, obtained from a third party pricing service and would be presented in Level 2 of the fair value hierarchy, which is described in Note 5.

The fair value of intangible assets was primarily based on third-party valuations using assumptions developed by management and other information compiled by management including, but not limited to, discounted future expected cash flows. Discounted future expected cash flows are based on significant unobservable inputs and, as a result, the intangible assets acquired would be presented in Level 3 of the fair value hierarchy.

As part of the acquisition, TiVo Corporation assumed TiVo Solutions' 2% Convertible Senior Notes due October 2021 (the "2021 Convertible Notes"). The fair value of the 2021 Convertible Notes assumed in the TiVo Acquisition was measured based on quoted market prices and the 2021 Convertible Notes would be classified in Level 2 of the fair value hierarchy. As the 2021 Convertible Notes are subject to repurchase following the acquisition of TiVo Solutions, fair value approximated par and no debt premium or discount was recorded. See Note 8 for additional information.

The fair value of contingent consideration assumed related to legacy TiVo Solutions acquisitions was estimated utilizing a probability-weighted discounted cash flow analysis based on the terms of the underlying purchase agreement and the contingent consideration would be classified in Level 3 of the fair value hierarchy. The significant unobservable inputs used in calculating the fair value of contingent consideration include financial performance scenarios, the probability of achieving those scenarios and the discount rate.

An adjustment was recorded for the deferred tax impact of purchase accounting adjustments primarily related to intangible assets and the 2021 Convertible Notes. The incremental deferred tax liabilities were calculated primarily based on the tax effect of the step-up in book basis of net assets of TiVo Solutions excluding the amount attributable to nondeductible goodwill.

The excess of the consideration transferred over the fair value of assets acquired and liabilities assumed was recognized as goodwill. The goodwill is generated from operational synergies and cost savings TiVo Corporation expects to achieve from the combined operations, as well as the expected benefits from future technologies that do not meet the definition of an identifiable intangible asset and TiVo Solutions' knowledgeable and experienced workforce. See Note 6 for the allocation of goodwill to the reportable segments. None of the goodwill is expected to be deductible for tax purposes.

During the three and nine months ended September 30, 2016, TiVo Solutions contributed $21.6 million of net revenue and $31.0 million of Operating loss, respectively, to the results of TiVo Corporation.

Unaudited Pro Forma Information

The following unaudited pro forma condensed combined financial information (in thousands, except per share amounts) has been adjusted to give effect to the TiVo Acquisition as if it were consummated on January 1, 2015 (the beginning of the comparable prior reporting period). The unaudited pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the TiVo Acquisition occurred on January 1, 2015 and should not be taken as representative of future results of operations of the combined company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net:	$208,690	$215,281	$616,137	$655,029
Income (loss) from continuing operations, net of tax	$(35,380)	$(45,395)	$(120,633)	$(123,081)
Basic income (loss) per share from continuing operations	$(0.28)	$(0.39)	$(1.02)	$(1.03)
Diluted income (loss) per share from continuing operations	$(0.28)	$(0.39)	$(1.02)	$(1.03)

The unaudited pro forma condensed combined financial information includes material, nonrecurring pro forma adjustments directly attributable to the TiVo Acquisition primarily related to a reduction in revenues and costs to adjust TiVo Solutions' historical deferred revenue amortization and deferred technology cost amortization to fair value, the elimination of intercompany revenue as TiVo Solutions purchases products from Rovi, adjustments to the amortization of intangible assets, and adjustments for direct and incremental acquisition-related costs reflected in the historical financial statements. The unaudited pro forma condensed combined financial information does not include any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the companies.

(3) Financial Statement Details

Accounts receivable, net (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable, gross	$147,388	$88,735
Less: Allowance for doubtful accounts	(1,658)	(1,607)
Accounts receivable, net	$145,730	$87,128

Inventory (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$2,165	$—
Finished goods	12,034	456
Inventory	$14,199	$456

Property and equipment, net (in thousands):

	September 30, 2016	December 31, 2015
Computer software and equipment	$130,075	$133,631
Leasehold improvements	25,143	21,578
Furniture and fixtures	7,513	7,676
Property and equipment, gross	162,731	162,885
Less: Accumulated depreciation and amortization	(119,217)	(127,901)
Property and equipment, net	$43,514	$34,984

Accounts payable and accrued expenses (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable	$32,739	$9,013
Accrued compensation and benefits	43,387	27,056
Accrual for merger consideration	85,711	—
Other accrued liabilities	72,877	38,044
Accounts payable and accrued expenses	$234,714	$74,113

Supplemental Cash Flow Information (in thousands):

	Nine Months Ended September 30,
	2016	2015
Significant noncash transactions
Fair value of shares issued in connection with TiVo Acquisition	$751,385	$—

(4) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$162,282	$—	$—	$162,282
Cash equivalents - Money market funds	220,334	—	—	220,334
Cash and cash equivalents	$382,616	$—	$—	$382,616

Auction rate securities	$10,800	$—	$(432)	$10,368
Corporate debt securities	104,367	57	(88)	104,336
Foreign government obligations	6,648	—	(3)	6,645
U.S. Treasuries / Agencies	115,865	46	(105)	115,806
Marketable securities	$237,680	$103	$(628)	$237,155
Cash, cash equivalents and marketable securities				$619,771

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$56,745	$—	$—	$56,745
Cash equivalents - Money market funds	44,930	—	—	44,930
Cash and cash equivalents	$101,675	$—	$—	$101,675

Auction rate securities	$10,800	$—	$(540)	$10,260
Corporate debt securities	98,997	—	(327)	98,670
Foreign government obligations	11,878	—	(56)	11,822
U.S. Treasuries / Agencies	102,120	5	(283)	101,842
Marketable securities	$223,795	$5	$(1,206)	$222,594
Cash, cash equivalents and marketable securities				$324,269

The Company attributes unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities are comprised solely of AAA-rated federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.

As of September 30, 2016, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$121,227	$121,221
Due in 1-2 years	105,653	105,566
Due in more than 2 years	10,800	10,368
Total	$237,680	$237,155

(5) Fair Value Measurements
Fair Value Hierarchy
The Company uses valuation techniques that are based on observable and unobservable inputs to measure fair value. Observable inputs are developed using publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. Fair value measurements are classified in a hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1. Quoted prices in active markets for identical assets or liabilities.
Level 2. Inputs other than Level 1 inputs that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or market-corroborated inputs.
Level 3. Unobservable inputs for the asset or liability.

Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	September 30, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$220,334	$220,334	$—	$—
Short-term marketable securities
Corporate debt securities	72,084	—	72,084	—
Foreign government obligations	6,645	—	6,645	—
U.S. Treasuries / Agencies	42,492	—	42,492	—
Long-term marketable securities
Auction rate securities	10,368	—	—	10,368
Corporate debt securities	32,252	—	32,252	—
U.S. Treasuries / Agencies	73,314	—	73,314	—
Total Assets	$457,489	$220,334	$226,787	$10,368
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(4,091)	$—	$—	$(4,091)
Interest rate swaps	(1,483)	—	(1,483)	—
Other long-term liabilities
Cubiware contingent consideration	(3,518)	—	—	(3,518)
Interest rate swaps	(33,986)	—	(33,986)	—
Total Liabilities	$(43,078)	$—	$(35,469)	$(7,609)

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$44,930	$44,930	$—	$—
Short-term marketable securities
Corporate debt securities	43,876	—	43,876	—
Foreign government obligations	7,827	—	7,827	—
U.S. Treasuries / Agencies	56,176	—	56,176	—
Long-term marketable securities
Auction rate securities	10,260	—	—	10,260
Corporate debt securities	54,794	—	54,794	—
Foreign government obligations	3,995	—	3,995	—
U.S. Treasuries / Agencies	45,666	—	45,666	—
Total Assets	$267,524	$44,930	$212,334	$10,260
Liabilities
Accounts payable and accrued expenses
Interest rate swaps	$(195)	$—	$(195)	$—
Other long-term liabilities
Interest rate swaps	(25,557)	—	(25,557)	—
Total Liabilities	$(25,752)	$—	$(25,752)	$—

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three and nine months ended September 30, 2016 and 2015, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended September 30,
	2016		2015
	Auction rate securities	Cubiware contingent consideration	Auction rate securities	Veveo contingent consideration
Balance at beginning of period	$10,260	$—	$10,584	$(860)
Assumed in TiVo Acquisition	—	(7,542)	—	—
Gain (loss) included in earnings	—	(67)	—	860
Unrealized gains (losses) included in other comprehensive (loss) income	108	—	(108)	—
Balance at end of period	$10,368	$(7,609)	$10,476	$—

	Nine Months Ended September 30,
	2016		2015
	Auction rate securities	Cubiware contingent consideration	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration
Balance at beginning of period	$10,260	$—	$10,638	$(3,000)	$(3,000)
Settlements	—	—	—	3,000	2,140
Assumed in TiVo Acquisition	—	(7,542)	—	—	—
Gain (loss) included in earnings	—	(67)	—	—	860
Unrealized gains (losses) included in other comprehensive (loss) income	108	—	(162)	—	—
Balance at end of period	$10,368	$(7,609)	$10,476	$—	$—

Amounts related to Veveo contingent consideration are included in Selling, general and administrative expense as the adjustments relate to changes in estimate and amounts related to Cubiware contingent consideration are included in Interest expense as the adjustments relate to accretion of the liability to future value.

Valuation Techniques

The fair value of marketable securities, other than auction rate securities, is estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets or independent pricing vendors, obtained from a third party pricing service.

The fair value of auction rate securities is estimated using a discounted cash flow analysis or other type of valuation model. These estimates are highly judgmental and incorporate, among other items, the likelihood of redemption, credit and liquidity spreads, duration, interest rates and the timing and amount of expected future cash flows. These securities are also compared, when possible, to other observable data with characteristics similar to the securities held by the Company.

The fair value of contingent consideration related to acquisitions is estimated utilizing a probability-weighted discounted cash flow analysis based on the terms of the underlying purchase agreement. The significant unobservable inputs used in calculating the fair value of contingent consideration include financial performance scenarios, the probability of achieving those scenarios and the discount rate.

The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected future cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated inputs, including forward interest rate curves and implied interest rate volatilities. The fair value of an interest rate swap is estimated by netting the discounted future fixed cash payments against the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments to reflect the nonperformance risk of the Company and the respective counterparty. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company considers the impact of its master netting agreements.
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2021 Convertible Notes	$230,000	$230,000	$—	$—
2020 Convertible Notes	294,229	359,042	284,241	298,494
Term Loan Facility B	678,504	685,105	682,915	656,688
Total	$1,202,733	$1,274,147	$967,156	$955,182

(1)
The fair value of debt issued by the Company is estimated using quoted prices for the identical instrument in a market that is not active and considers interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considers the nonperformance risk of the Company. If reported at fair value in the Condensed Consolidated Balance Sheets, debt issued or assumed by the Company would be classified in Level 2 of the fair value hierarchy.

(6) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Intellectual Property Licensing	Product	Total
December 31, 2015	$1,184,500	$159,152	$1,343,652
TiVo Acquisition	106,566	357,545	464,111
Foreign currency translation	—	860	860
September 30, 2016	$1,291,066	$517,557	$1,808,623

Goodwill at each reporting unit is evaluated for potential impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is evaluated annually for potential impairment as of the beginning of the fourth quarter.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2016
	Weighted-Average Remaining Useful Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	5.8 years	$1,031,687	$(564,495)	$467,192
Existing contracts and customer relationships	11.0 years	402,524	(45,154)	357,370
Content databases and other	6.3 years	59,688	(48,719)	10,969
Trademarks / Tradenames	N/A	8,300	(8,300)	—
Total Finite-lived		1,502,199	(666,668)	835,531
Indefinite-lived intangible assets
TiVo Tradename	N/A	14,000	—	14,000
Total intangible assets		$1,516,199	$(666,668)	$849,531

	December 31, 2015
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$875,188	$(512,060)	$363,128
Existing contracts and customer relationships	47,524	(36,933)	10,591
Content databases and other	59,014	(45,991)	13,023
Trademarks / Tradenames	8,300	(8,300)	—
Total intangible assets	$990,026	$(603,284)	$386,742

In connection with the TiVo Acquisition on September 7, 2016, intangible assets with an aggregate fair value of $523.0 million were acquired. The weighted-average amortization period for Developed technology and patents and Existing contracts and customer relationships is 8 years and 11 years, respectively. The TiVo trade name has been assigned an indefinite useful life. The weighted-average amortization periods may change based on the final purchase price allocation. See Note 2 for additional information about the valuation of the acquired intangible assets.

In January 2016, the Company purchased a portfolio of patents for $2.5 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of 5.3 years.

As of September 30, 2016, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2016	$41,932
2017	166,214
2018	146,794
2019	109,345
2020	108,579
Thereafter	262,667
Total	$835,531

(7) Restructuring and Asset Impairment Charges

Components of all Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Future minimum lease payments, net	$—	$435	$214	$1,934
Severance costs	7,580	(217)	7,968	(177)
Share-based payments	14,731	—	14,731	—
Contract termination costs	—	—	1,279	—
Asset impairment	—	—	452	—
Restructuring and asset impairment charges	$22,311	$218	$24,644	$1,757

Accrued restructuring costs for all plans were as follows (in thousands):

	September 30, 2016	December 31, 2015
Future minimum lease payments, net	$655	$2,015
Severance costs	6,975	250
Contract termination costs	120	—
Accrued restructuring costs	$7,750	$2,265

We expect Accrued restructuring costs, including those associated with the TiVo Acquisition, to be paid at various dates through December 31, 2017.

Q3 2016 TiVo Corporation Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing its integration plans which are intended to realize operational synergies between Rovi and TiVo Solutions. As a result of these integration plans, TiVo Corporation expects to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts. Charges for the three and nine months ended September 30, 2016 for the Q3 2016 TiVo Corporation Restructuring Plan primarily relate to termination and transition agreements with former TiVo Solutions' senior executives and Rovi Corporation's former Chief Operating Officer. Restructuring activities related to the Q3 2016 TiVo Corporation Restructuring Plan for the three and nine months ended September 30, 2016 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Balance at End of Period
Severance	$—	$7,580	$(1,599)	$—	$5,981
Share-based payments	—	14,731	—	(14,731)	—
Total	$—	$22,311	$(1,599)	$(14,731)	$5,981

Legacy Rovi Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities, including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the new corporate headquarters, and eliminated a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.3 million were recognized in the nine months ended September 30, 2016. No Restructuring and asset impairment charges were recognized in the three months ended September 30, 2016 for the legacy Rovi plans.

As of September 30, 2016, a restructuring accrual of $1.0 million is included in the accrued liabilities in the Condensed Consolidated Balance Sheets.

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 the Company conducted a review of its remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, the Company took cost reduction actions that resulted in Restructuring and asset impairment charges. Amounts recognized in three and nine months ended September 30, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

(8) Debt and Interest Rate Swaps

A summary of the Company's financing arrangements was as follows (dollars in thousands):

				September 30, 2016		December 31, 2015
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	$230,000	$230,000	$—	$—
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$294,229	$345,000	$284,241
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	684,250	678,504	689,500	682,915
Total Long-term debt				$1,259,250	1,202,733	$1,034,500	967,156
Less: Current portion of long-term debt					237,000		7,000
Long-term debt, less current portion					$965,733		$960,156

2021 Convertible Notes

TiVo Solutions issued $230.0 million in aggregate principal of 2.0% Convertible Senior Notes that mature October 1, 2021 (the "2021 Convertible Notes") at par pursuant to an Indenture dated September 22, 2014 ("the 2014 Indenture"). The 2021 Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 2015.

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock, subject to adjustment pursuant to the 2014 Indenture. Following the TiVo Acquisition, the 2021 Convertible Notes are convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock, subject to the 2014 Indenture. TiVo Solutions can settle the 2021 Convertible Notes in cash, shares of common stock, or any combination thereof.

Subject to certain exceptions, holders may require TiVo Solutions to repurchase, for cash, all or part of their 2021 Convertible Notes upon a “Fundamental Change” (as defined in the 2014 Indenture) at a price equal to 100% of the principal amount of the 2021 Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2014 Indenture). In addition, on a “Make-Whole Fundamental Change” (as defined in the 2014 Indenture) prior to the maturity date of the 2021 Convertible Notes, TiVo Solutions will, in some cases, increase the conversion rate for a holder that elects to convert its 2021 Convertible Notes in connection with such Make-Whole Fundamental Change. On May 3, 2016, TiVo Solutions gave notice to holders of the 2021 Convertible Notes that the TiVo Acquisition constitutes a Fundamental Change under the 2021 Convertible Notes. On August 17, 2016, TiVo Solutions gave notice to holders of the 2021 Convertible Notes that the anticipated "Effective Date" (as defined in the 2014 Indenture) of the TiVo Acquisition was September 7, 2016 and that the TiVo Acquisition requires a supplemental indenture pursuant to the 2014 Indenture.

As the 2021 Convertible Notes are subject to repurchase following the acquisition of TiVo Solutions, the carrying amount of the 2021 Convertible Notes has been presented as a current liability in the Condensed Consolidated Balance Sheets. On October 12, 2016, TiVo Solutions repaid $229.95 million of the par value of the 2021 Convertible Notes.

Purchased Call Options and Sold Warrants related to the 2021 Convertible Notes

In September 2014, counterparties entered into convertible note hedge transactions with TiVo Solutions covering approximately 12.9 million shares of TiVo Solutions’ common stock, in the aggregate, which is the number of shares initially underlying the 2021 Convertible Notes. In connection with the Fundamental Change under the 2021 Convertible Notes, TiVo Solutions and the counterparties agreed to terminate the convertible note hedge transactions early. During the three months ended September 30, 2016, TiVo Solutions received $5.7 million from the counterparties to settle a portion of the convertible note hedge transactions.

Concurrent with the purchase of the convertible note hedge transactions, TiVo Solutions sold warrants to purchase up to approximately 12.9 million shares of TiVo Solutions’ common stock, in the aggregate, which is the number of shares initially underlying the 2021 Convertible Notes. In connection with the Fundamental Change under the 2021 Convertible Notes, TiVo Solutions and the counterparties agreed to terminate the warrants early. During the three months ended September 30, 2016, TiVo Solutions paid $2.9 million to the counterparties to settle a portion of the warrants.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Senior Notes that mature March 1, 2020 (the “2020 Convertible Notes”) at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture"). The 2020 Convertible Notes were sold in a private placement and bear interest at an annual rate of 0.500% payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2015. In connection with the TiVo Acquisition, TiVo Corporation and Rovi entered into a supplemental indenture under which TiVo Corporation became a guarantor of the 2020 Convertible Notes and the notes became convertible into TiVo Corporation common stock.

The 2020 Convertible Notes are convertible at an initial conversion rate of 34.5968 shares of common stock per $1,000 of principal of notes, which is equivalent to an initial conversion price of $28.9044 per share of common stock. Holders may convert the 2020 Convertible Notes, prior to the close of business on the business day immediately preceding December 1, 2019, in multiples of $1,000 of principal under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of TiVo Corporation's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 of principal of 2020 Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of TiVo Corporation’s common stock and the conversion rate on each such trading day; or

•	on the occurrence of specified corporate events.

On or after December 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2020 Convertible Notes, in multiples of $1,000 of principal, at any time.

In addition, during the 35-day trading period following a Merger Event, as defined in the 2015 Indenture, holders may convert the 2020 Convertible Notes, in multiples of $1,000 of principal. The TiVo Acquisition is considered a Merger Event pursuant to the 2015 Indenture. No holders elected to convert their 2020 Convertible Notes during the 35-day trading period following the TiVo Acquisition.

On conversion, a holder will receive the conversion value of the 2020 Convertible Notes converted based on the conversion rate multiplied by the volume-weighted average price of TiVo Corporation’s common stock over a specified observation period. On conversion, Rovi will pay cash up to the aggregate principal amount of the 2020 Convertible Notes converted and deliver shares of TiVo Corporation’s common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal of the 2020 Convertible Notes being converted.

The initial conversion rate will be subject to adjustment in certain events, including certain events that constitute a make-whole fundamental change (as defined in the 2015 Indenture). In addition, if Rovi undergoes a fundamental change (as defined in the 2015 Indenture) prior to March 1, 2020, holders may require Rovi to repurchase for cash all or a portion of the 2020 Convertible Notes at a repurchase price equal to 100% of the principal of the repurchased 2020 Convertible Notes, plus accrued and unpaid interest. The initial conversion rate is also subject to customary anti-dilution adjustments.

The 2020 Convertible Notes are not redeemable prior to maturity by Rovi and no sinking fund is provided. The 2020 Convertible Notes are unsecured and do not contain financial covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase of other securities by Rovi. The 2015 Indenture includes customary terms and covenants, including certain events of default after which the 2020 Convertible Notes may be due and payable immediately.

TiVo Corporation has separately accounted for the liability and equity components of the 2020 Convertible Notes. The initial carrying amount of the liability component was calculated by estimating the value of the 2020 Convertible Notes using TiVo Corporation’s estimated non-convertible borrowing rate of 4.75% at the time the instrument was issued. The carrying amount of the equity component, representing the value of the conversion option, was determined by deducting the liability component from the principal amount of the 2020 Convertible Notes. The difference between the principal amount of the 2020 Convertible Notes and the liability component is considered a debt discount which is being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. The equity component of the 2020 Convertible Notes was recorded as a component of Additional paid-in capital in the Condensed Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification. Related to the 2020 Convertible Notes, the Condensed Consolidated Balance Sheets included the following (in thousands):

	September 30, 2016	December 31, 2015
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(45,215)	(54,215)
Less: Unamortized debt issuance costs	(5,556)	(6,544)
Carrying amount	$294,229	$284,241

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest	$431	$431	$1,294	$1,006
Amortization of debt discount	3,035	2,897	9,000	6,708
Amortization of debt issuance costs	338	351	988	814
Total interest expense	$3,804	$3,679	$11,282	$8,528

Rovi incurred $9.3 million in transaction costs related to the issuance of the 2020 Convertible Notes which were allocated to liability and equity components based on the relative amounts calculated for the 2020 Convertible Notes at the date of issuance. Transaction costs of $7.6 million attributable to the liability component were recorded in Long-term debt, less current portion in the Condensed Consolidated Balance Sheets and are being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. Transaction costs of $1.7 million attributable to the equity component were recorded as a component of Additional paid-in capital in the Condensed Consolidated Balance Sheets.

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes, Rovi paid $64.8 million to purchase call options with respect to its common stock. The call options give TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at a strike price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes, Rovi received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at a strike price of $40.1450 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporations election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

The amounts paid to purchase the call options and received to sell the warrants were recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheets.

Senior Secured Credit Facility

On July 2, 2014, Rovi Corporation, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). After the completion of the TiVo Acquisition, TiVo Corporation became a guarantor under the Credit Agreement. The Credit Agreement provided for a (i) five-year $125.0 million term loan A facility (“Term Loan Facility A”), (ii) seven-year $700.0 million term loan B facility (“Term Loan Facility B” and together with Term Loan Facility A, the “Term Loan Facility”) and (iii) five-year $175.0 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). Loans under Term Loan Facility A bore interest, at the Company's option, at a rate equal to either the London Interbank Offering Rate ("LIBOR"), plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under Term Loan Facility B bear interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum. Loans under the Revolving Facility bore interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based on the Company's total secured leverage ratio (as defined in the Credit Agreement).

In June 2015 and September 2015, the Company made voluntary principal prepayments of $50.0 million and $75.0 million, respectively, on Term Loan Facility A. The September 2015 voluntary principal prepayment extinguished Term Loan Facility A.

In February 2015, the Company borrowed $100.0 million against the Revolving Facility, in part, to extinguish a portion of the 2040 Convertible Notes. In March 2015, using a portion of the proceeds from the 2020 Convertible Notes issuance, all outstanding borrowings under the Revolving Facility were repaid. In September 2015, the Revolving Facility was terminated at the Company's election.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. The Company may be required to make an additional payment on the Term Loan Facility each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No additional payment was required in February 2016.

Convertible Senior Notes Due 2040

The Company issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par (the “2040 Convertible Notes”) pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, the Company redeemed the remaining $3.6 million of outstanding 2040 Convertible Notes. In connection with these transactions, $0.1 million was recorded as Loss on debt extinguishment in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

Components of interest expense related to the 2040 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest	$—	$—	$—	$1,114
Amortization of debt discount	—	—	—	1,865
Amortization of debt issue costs	—	—	—	242
Total interest expense	$—	$—	$—	$3,221

Debt Maturities

As of September 30, 2016, aggregate expected future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2016 (1)	$231,750
2017	7,000
2018	7,000
2019 (2)	352,000
2020	7,000
Thereafter	654,500
Total	$1,259,250

(1)
While the 2021 Convertible Notes are scheduled to mature on October 1, 2021 and can be freely converted by holders beginning on July 1, 2021, future principal payments are presented based on the date holders can require TiVo Solutions to repurchase the 2021 Convertible Notes. Rovi's acquisition of TiVo Solutions constitutes a Fundamental Change under the 2021 Convertible Notes, which requires TiVo Solutions to offer to repurchase the 2021 Convertible Notes at par plus accrued and unpaid interest. On October 12, 2016, $229.95 million of the 2021 Convertible Notes were repaid.

(2)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as Income (loss) on interest rate swaps in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2016 and 2015, the Company recorded a gain of $1.7 million and a loss of $11.8 million, respectively, on its interest rate swaps. During the nine months ended September 30, 2016 and 2015, the Company recorded losses of $16.9 million and $17.1 million, respectively, on its interest rate swaps.

Details of the Company's interest rate swaps as of September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	September 30, 2016	December 31, 2015	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
May 2012	January 2014	January 2016	$—	$197,000	(1)	One month USD-LIBOR
May 2012	April 2014	March 2017	$215,000	$215,000	(2)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a fixed interest rate which gradually increased from 0.58% for the three-month settlement period ended in June 2014 to 1.65% for the settlement period ended in January 2016.

(2)	The Company pays a fixed interest rate which gradually increases from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ending in March 2017.

(9) Commitments and Contingencies

Product Warranties

The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The Company also includes a warranty through its Continual Care program to TiVo-Owned customers who use Roamio and BOLT DVRs for as long as they are monthly or annual subscribers to the TiVo service. The Company recognizes the cost associated with the Continual Care warranties at the time of the DVR sale. As of September 30, 2016, the accrued warranty was $0.3 million and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

TiVo-Owned customers who purchase a lifetime subscription are also able to purchase separately priced optional two-year and three-year extended warranties. The Company defers and amortizes revenue and costs associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional three-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. As of September 30, 2016, the extended warranty deferred revenue and deferred cost were $1.3 million and $0.1 million, respectively. The Company’s extended warranty deferred revenue is included in Deferred revenue and extended warranty deferred costs are included in Other Assets in the Condensed Consolidated Balance Sheets.

Purchase Commitments

In August 2016, Rovi entered into a 10-year patent license agreement with DISH Network L.L.C. (“DISH”). Under the license agreement, DISH will pay Rovi for the period beginning on April 5, 2016 based on a monthly, per-subscriber fee, consistent with Rovi’s existing licensing program for its largest Pay-TV providers. In addition, DISH agreed to provide TiVo Inc. with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million in the aggregate over the next twelve months. The TiVo Solutions release and covenant transaction will be recognized as a reduction to revenue over the license term in the Condensed Consolidated Statements of Operations. No changes have been made to the prior, existing patent settlement between EchoStar, DISH Network Corporation, and TiVo Solutions.

The Company purchases components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2016, the Company had total purchase commitments for inventory of $14.8 million.

Lease Commitments

The Company leases facilities and certain equipment pursuant to non-cancelable operating lease agreements expiring through 2026. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis.

Future minimum payments for operating leases as of September 30, 2016 were as follows (in thousands):

Remainder of 2016	$4,411
2017	16,869
2018	15,262
2019	13,073
2020	11,464
Thereafter	57,462
Gross future minimum lease payments	$118,541
Less: Sublease revenues	(5,789)
Net future minimum lease payments	$112,752

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services. TiVo Solutions has also undertaken to indemnify certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. The Company’s obligation to provide indemnification under its agreements with customer and business partners would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws.

In some cases, the Company may receive tenders of defense and indemnity arising out of products, intellectual property services and / or technologies that are no longer provided by the Company due to having divested certain assets, but which were previously licensed or provided by the Company.

The term of the Company's indemnification obligations is generally perpetual. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, some license agreements, including those with the Company's largest MSO and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements.

The Company cannot reasonably estimate the possible range of losses that may be incurred pursuant to its indemnification obligations, if any. Variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company's potential indemnity liability, the Condensed Consolidated Financial Statements could be materially affected in a particular period by one or more of these indemnities

Under certain circumstances, TiVo Solutions may seek to recover some or all amounts paid to an indemnified party from its insurers. TiVo Solutions does not have any assets held either as collateral or by third parties that, on the occurrence of an event requiring it to indemnify a customer, TiVo Solutions could obtain and liquidate to recover all or a portion of the amounts paid pursuant to its indemnification obligations.

Legal Proceedings

The Company is involved in various lawsuits, claims and proceedings, including those identified below, consisting of intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company believes it has recorded adequate provisions for any such matters and, as of September 30, 2016, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Legal costs are expensed as incurred. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements.

On May 10, 2016, Rovi received a letter from Dolby Laboratories, Inc. (“Dolby”) demanding unpaid royalties in the amount of $11.5 million related to (i) software licensed by Rovi's Sonic Solutions subsidiary and (ii) certain support and maintenance agreements that Sonic had with certain larger customers during the period from 2009 to 2012. Dolby further claimed that it was entitled to interest on the allegedly unpaid royalties in the amount of $11.8 million. The alleged unpaid royalties cover products that were divested by Rovi from 2012 to 2014 and presented as a discontinued operation. On July 20, 2016, Rovi received another letter from Dolby, proposing to forego the interest it claims it is owed relating to certain portions of the dispute if a settlement is reached promptly. However, Dolby added an additional demand for unpaid royalties in the amount of $9.5 million related to software distributions allegedly made by Rovi's MainConcept subsidiary (which was divested by Rovi in 2014 and presented as a discontinued operation), for a total demand of $20.9 million. As a result of the settlement described in Note 14, during the three months ended September 30, 2016, the Company increased its reserve for this matter from $0.5 million to $5.0 million. The expense resulting from the settlement was recognized in Loss from discontinued operations, net of tax for the three and nine months ended September 30, 2016. As of September 30, 2016, Rovi had accrued $5.0 million in Accounts payable and accrued expenses in its Condensed Consolidated Balance Sheets for this matter.

On September 8, 2015, TiVo Solutions filed a complaint against Samsung Electronics Co., LTD, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC. (“Samsung”) in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System,” U.S. Patent No. 6,792,195, titled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472, titled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476, titled “Multimedia Signal Processing System.” The complaint claims that Samsung infringes TiVo Solutions' patents by making and selling Samsung DVRs and mobile devices, and related software, that fall within the scope of one or more claims of TiVo Solutions’ patents. TiVo Solutions' complaint also claims that Samsung’s infringement is willful, and seeks, among other things, an unspecified amount in damages as well as an injunction. On November 17, 2015, Samsung filed an answer denying TiVo Solutions’ allegations. On February 11, 2016, Samsung amended its answer to assert U.S. Patent No. 5,978,043, titled “TV Graphical User Interface That Provides Customized Lists Of Programming,” U.S. Patent No. 6,181,333, titled “Television Graphical User Interface Having Channel And Program Sorting Capabilities,” U.S. Patent No. 7,231,592, titled “Method And Apparatus For A Home Network Auto-Tree Builder,” and U.S. Patent No. 8,233,090, titled “Method Of Linkage-Viewing TV Broadcasting Program Between Mobile Communication Apparatus And Digital TV, And Mobile Communication Apparatus And Digital TV Thereof” against TiVo Solutions. In its amended answer, Samsung counterclaims that TiVo Solutions infringes Samsung’s patents by making and selling TiVo Solutions DVRs, and related software, that fall within the scope of one or more claims of Samsung’s patents. Samsung’s complaint claims that TiVo Solutions' infringement is willful, and seeks, among other things, damages in an unspecified amount. On February 22, 2016, the Court issued a preliminary scheduling order, setting jury selection for March 6, 2017. On August 2, 2016, Samsung filed a petition for inter partes review of U.S. Patent No. 6,233,389 with the U.S. Patent and Trademark Office. On August 12, 2016, Samsung filed two petitions for inter partes review of U.S. Patent No. 7,558,472, and two petitions for inter partes review of U.S. Patent No. 8,457,476, with the U.S. Patent and Trademark Office.

Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described above cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. As of September 30, 2016, the Company does not believe any legal matters, individually or in the aggregate, will have a material adverse effect on its Condensed Consolidated Financial Statements. Nevertheless, the Condensed Consolidated Financial Statements could be materially affected in a particular period by the resolution of one or more of these contingencies.

(10) Stockholders' Equity

(Loss) Earnings Per Share

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period, except for periods of a loss from continuing operations. In periods of a loss from continuing operations, no common share equivalents are included in Diluted EPS because their effect would be anti-dilutive.

The number of shares used to calculate Basic EPS and Diluted EPS were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares used in computing basic per share amounts	91,131	82,404	84,895	85,297
Dilutive effect of equity-based compensation awards	1,013	—	963	—
Weighted average shares used in computing diluted per share amounts	92,144	82,404	85,858	85,297

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	3,332	4,124	3,497	4,236
Restricted awards	1,483	2,832	2,176	2,887
2021 Convertible Notes (1)	1,470	—	494	—
2020 Convertible Notes (1)	11,936	11,936	11,936	9,181
2040 Convertible Notes (1)	—	—	—	1,162
Warrants related to 2020 Convertible Notes (1)	11,936	11,936	11,936	9,181
Weighted average potential shares excluded from the calculation of Diluted EPS	30,157	30,828	30,039	26,647

(1)	See Note 8 for additional details.

The calculation of earnings per share excludes 3.8 million shares of TiVo Corporation potentially issuable to Dissenting Holders as the Dissenting Holders have not decided whether or not to receive the consideration they are entitled to as a result of the TiVo Acquisition. As the contingency has not been satisfied as of September 30, 2016, the shares are excluded from the calculation of basic and diluted earnings per share. See Note 2 for additional details.

For the three months ended September 30, 2016 and 2015, 0.7 million and 0.9 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, 0.7 million and 0.9 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.9044 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $19.48 per share on September 30, 2016, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $28.9044 per share, respectively. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 8 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 8 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $40.1450 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On April 29, 2015, Rovi's Board of Directors authorized the repurchase of up to $125.0 million of the Company's common stock. This authorization does not apply to TiVo Corporation and is no longer in effect. During the three and nine months ended September 30, 2015, the Company repurchased 4.5 million and 9.5 million shares of its common stock pursuant to the authorized repurchase plan for $50.0 million and $150.2 million, respectively.

In connection with the TiVo Acquisition, all shares repurchased by the Company as of September 7, 2016 were retired. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Accumulated deficit.

The Company issues restricted stock units as part of the equity incentive plans described in Note 11. For the majority of restricted stock units, beginning in the fourth quarter of 2015, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted stock units are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the three and nine months ended September 30, 2016, the Company withheld 0.3 million and 0.4 million shares of common stock to satisfy $5.3 million and $9.4 million of required withholding taxes, respectively.

Section 382 Transfer Restrictions

On September 7, 2016, upon the effective time of the TiVo Acquisition, the Company’s certificate of incorporation was amended and restated to include certain transfer restrictions intended to preserve tax benefits related to the net operating loss carryforwards (“NOLs”) of the Company pursuant to Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), that apply to transfers made by 5% stockholders, transferees related to a 5% stockholder, transferees acting in coordination with a 5% stockholder, or transfers that would result in a stockholder becoming a 5% stockholder. If the Company experiences an “ownership change,” as defined in Section 382 of the Code, its ability to fully utilize the NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits. These transfer restrictions are intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 5% or more of the Company's outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Company's Board of Directors. Such transfer restrictions will expire on the earlier of (i) the repeal of Section 382 or any successor statute if the Company’s Board of Directors determines that such restrictions are no longer necessary or desirable for the preservation of certain tax benefits, (ii) the beginning of a taxable year to which the Company’s Board of Directors determines that no tax benefits may be carried forward or (iii) such other date as the Company’s Board of Directors shall fix in accordance with the Company’s certificate of incorporation. The Company plans to seek a stockholder advisory vote with respect to the maintenance of such transfer restrictions in its certificate of incorporation at its 2017 Annual Meeting of Stockholders.

Changes in Stockholders' Equity

Stockholders’ equity as of September 30, 2016 and 2015 and changes in stockholders’ equity during the three months ended September 30, 2016 and 2015 were as follows (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2016	131,888	$132	(48,586)	$(1,167,575)	$2,445,589	$(3,544)	$(246,511)	$1,028,091
Net income (loss)							49,922	49,922
Foreign currency translation adjustment, net of tax						452
Unrealized (losses) gains on marketable securities, net of tax						(282)
Other comprehensive loss						170		170
Issuance of common stock upon exercise of options	29	—			496			496
Issuance of common stock under employee stock purchase plan	652	1			6,139			6,140
Issuance of restricted stock, net	90	—			—			—
Equity-based compensation					28,421			28,421
Issuance of common stock in connection with TiVo Acquisition	35,838	36			773,989			774,025
Cancellation of treasury stock	(48,606)	(49)	48,606	1,167,954			(1,167,905)	—
Stock repurchases			(252)	(5,323)				(5,323)
Balances as of September 30, 2016	119,891	$120	(232)	$(4,944)	$3,254,634	$(3,374)	$(1,364,494)	$1,881,942

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2015	130,756	$131	(43,898)	$(1,113,386)	$2,397,069	$(5,871)	$(227,291)	$1,050,652
Net income (loss)							(18,458)	(18,458)
Foreign currency translation adjustment, net of tax						288
Unrealized (losses) gains on marketable securities, net of tax						(20)
Other comprehensive loss						268		268
Issuance of common stock upon exercise of options	13	—			184			184
Issuance of common stock under employee stock purchase plan	291	—			2,716			2,716
Cancellation of restricted stock, net	(22)	—			—			—
Equity-based compensation					8,328			8,328
Excess tax benefit associated with stock plans					15			15
Stock repurchases			(4,492)	(50,000)				(50,000)
Balances as of September 30, 2015	131,038	$131	(48,390)	$(1,163,386)	$2,408,312	$(5,603)	$(245,749)	$993,705

Stockholders’ equity as of September 30, 2016 and 2015 and changes in stockholders’ equity during the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2015	131,052	$131	(48,405)	$(1,163,533)	$2,419,921	$(6,503)	$(219,451)	$1,030,565
Net income (loss)							22,862	22,862
Foreign currency translation adjustment, net of tax						2,636
Unrealized (losses) gains on marketable securities, net of tax						493
Other comprehensive loss						3,129		3,129
Issuance of common stock upon exercise of options	195	—			3,270			3,270
Issuance of common stock under employee stock purchase plan	1,160	2			10,694			10,696
Issuance of restricted stock, net	252	—			—			—
Equity-based compensation					46,760			46,760
Issuance of common stock in connection with TiVo Acquisition	35,838	36			773,989			774,025
Cancellation of treasury stock	(48,606)	(49)	48,606	1,167,954			(1,167,905)	—
Stock repurchases			(433)	(9,365)				(9,365)
Balances as of September 30, 2016	119,891	$120	(232)	$(4,944)	$3,254,634	$(3,374)	$(1,364,494)	$1,881,942

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2014	130,627	$131	(38,898)	$(1,013,218)	$2,339,817	$(5,307)	$(215,159)	$1,106,264
Net income (loss)							(30,590)	(30,590)
Foreign currency translation adjustment, net of tax						(230)
Unrealized (losses) gains on marketable securities, net of tax						(66)
Other comprehensive loss						(296)		(296)
Issuance of common stock upon exercise of options	85	—			1,478			1,478
Issuance of common stock under employee stock purchase plan	543	—			7,289			7,289
Cancellation of restricted stock, net	(217)	—			—			—
Equity-based compensation					31,044			31,044
Excess tax benefit associated with stock plans					66			66
Equity component related to issuance of 2020 Convertible Notes					63,854			63,854
Equity component related to 2020 Convertible Notes issuance costs					(1,737)			(1,737)
Issuance of warrants related to 2020 Convertible Notes					31,326			31,326
Purchase of call options related to 2020 Convertible Notes					(64,825)			(64,825)
Stock repurchases			(9,492)	(150,168)				(150,168)
Balances as of September 30, 2015	131,038	$131	(48,390)	$(1,163,386)	$2,408,312	$(5,603)	$(245,749)	$993,705

(11) Equity-based Compensation

Stock Options and Restricted Awards

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). As of September 30, 2016, the Company had 29.5 million shares reserved and 12.6 million shares available for issuance under the Rovi 2008 Plan. The Rovi 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). Stock options assumed from the TiVo 2008 Plan generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter or vesting monthly over the four year vesting period. Stock options assumed from TiVo 2008 Plan generally have a contractual term of seven years. Restricted stock awards assumed from the TiVo 2008 Plan are generally subject to a three year vesting period, with 17% of the award vesting every six months. As of September 30, 2016, there were 3.7 million shares reserved and 3.7 million shares available for future grant. The Company has amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the Titan Equity Incentive Award Plan for purposes of awards granted following the closing of the TiVo Acquisition.

The Company grants performance-based restricted stock units to certain of its senior officers for three year performance periods. Vesting in the awards is subject to either performance conditions or a market condition as well as a three year service period. Depending on the level of achievement, the maximum number of shares that could be issued on vesting could be up to 200% of the target number of performance-based restricted stock units granted.

For awards subject to performance conditions, the fair value per award is fixed at the grant date; however, the amount of compensation expense is adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and an Adjusted EBITDA (defined in Note 13) margin, with compensation expense based on the number of shares ultimately issued. For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of the relative Total Shareholder Return metric.

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of four six-month purchase periods within a twenty-four month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period.

As of September 30, 2016, the Company had 7.3 million shares of common stock reserved and available for issuance under the ESPP.

TiVo Acquisition

At the TiVo Acquisition Date, each then outstanding TiVo Solutions restricted stock award held by TiVo Solutions employees, other than performance-based awards, and all stock options were replaced with a TiVo Corporation restricted stock award or stock option, as applicable, on the same terms and conditions as the prior TiVo Solutions award. As the employee restricted stock awards and stock options remain outstanding after the TiVo Acquisition Date, holders were not eligible for the cash component of the merger consideration and the number of TiVo Corporation restricted stock awards or stock options delivered at the TiVo Acquisition Date was based on an exchange ratio of 0.5186.

At the TiVo Acquisition Date, each TiVo Solutions performance-based restricted stock award held by TiVo Solutions employees was converted to a TiVo Corporation restricted stock award as if target-level performance had been achieved during the performance period subject to annual vesting based on a three year service period commencing at the grant date of the underlying TiVo Solutions performance-based restricted stock award. Holders of performance-based restricted stock awards at the TiVo Acquisition Date were not eligible for the cash component of the merger consideration and the number of TiVo Corporation restricted stock awards delivered at the TiVo Acquisition Date was based on an exchange ratio of 0.5186.

At the TiVo Acquisition Date, the TiVo Solutions Board of Directors and non-employee holders of TiVo Solutions restricted stock awards and stock options received the intrinsic value of their then outstanding awards on the same terms as TiVo Solutions stockholders (which was comprised of $2.75 per share in cash and 0.3853 shares of TiVo Corporation common stock), and the TiVo Solutions awards were canceled.

Valuation Techniques and Assumptions

The Company uses the Black-Scholes-Merton option-pricing formula to estimate the fair value of stock options and ESPP shares. The fair value of stock options and ESPP shares is estimated on the grant date using complex and subjective inputs, such as the expected volatility of the Company's common stock over the expected term of the award and projected employee exercise behavior. The Company estimates the fair value of restricted awards subject to service or performance conditions as the market value of the Company's common stock on the date of grant and uses a Monte Carlo simulation to estimate the fair value of restricted stock units subject to market conditions.

Assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options:
Expected volatility	55.5%	N/A	55.7%	45.0%
Expected term	4.1 years	N/A	4.1 years	4.0 years
Risk-free interest rate	0.9%	N/A	1.1%	1.3%
Expected dividend yield	0.0%	N/A	0.0%	0.0%
ESPP shares:
Expected volatility	50.4%	56.0%	55.6%	53.0%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.5%	0.4%	0.6%	0.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Restricted stock units subject to market conditions:
Expected volatility	55.9%	N/A	55.9%	41.0%
Expected term	2.7 years	N/A	3.0 years	3.0 years
Risk-free interest rate	1.0%	N/A	1.0%	1.0%
Expected dividend yield	0.0%	N/A	0.0%	0.0%

Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. When historical data is available and relevant, the expected term of the award is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, the Company uses an average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the award at the grant date. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The number of awards expected to be forfeited during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to be forfeited during the requisite service period is recorded as a cumulative adjustment in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$7.21	N/A	$10.15	$9.05
ESPP shares	$7.02	$5.12	$7.30	$5.33
Restricted awards	$16.70	$13.13	$22.98	$22.27

Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$13,676	$8,328	$32,031	$31,044
Pre-tax equity-based compensation, included in restructuring expense	$14,731	$—	$14,731	$—

Included in Pre-tax equity-based compensation, excluding amounts included in restructuring expense is $3.5 million of expense for the three and nine months ended September 30, 2016 related to the incremental fair value resulting from the replacement of TiVo Solutions stock-based awards with corresponding TiVo Corporation stock-based awards.

As of September 30, 2016, there was $74.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.1 years.

Equity-Based Compensation Award Activity

Activity under the Company's stock option plans for the nine months ended September 30, 2016 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2015	3,721	$30.37
Assumed in connection with TiVo Acquisition	875	$16.24
Granted	223	$23.13
Exercised	(195)	$16.77
Forfeited and canceled	(441)	$31.11
Outstanding at September 30, 2016	4,183	$27.58	2.8 years	$3,873
Vested and expected to vest at September 30, 2016	4,040	$27.72	2.7 years	$3,862
Exercisable at September 30, 2016	3,318	$28.65	2.1 years	$3,790

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the period. The aggregate intrinsic value is the difference between TiVo's closing stock price on the last trading day of the period and the exercise price of the option, multiplied by the number of in-the-money options.

The aggregate intrinsic value of stock options exercised is the difference between the market price of the shares at the time of exercise and the exercise price of the stock option multiplied by the number of stock options exercised. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2016 and 2015 was immaterial. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $0.7 million and $0.4 million, respectively.

Activity related to the Company's restricted awards for the nine months ended September 30, 2016 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	3,681	$21.63
Assumed in connection with TiVo Acquisition	2,409	$22.42
Granted	1,338	$21.79
Vested	(1,578)	$22.24
Forfeited	(303)	$21.80
Outstanding at September 30, 2016	5,547	$21.83

As of September 30, 2016, 2.8 million shares of restricted stock were unvested, which includes 0.4 million shares of performance-based restricted stock. As of September 30, 2016, 2.8 million restricted stock units were unvested, which includes 0.4 million performance-based restricted stock units. The aggregate fair value of restricted awards vested during the three months ended September 30, 2016 and 2015 was $13.1 million and $1.6 million, respectively. The aggregate fair value of restricted awards vested during the nine months ended September 30, 2016 and 2015 was $34.5 million and $24.7 million, respectively.

(12) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax (benefit) expense.

During the three and nine months ended September 30, 2016, the Company recorded an income tax benefit of $88.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets as described in Note 2. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination.

As of December 31, 2015, the deferred tax asset valuation allowance was $449.7 million. During the nine months ended September 30, 2016, material changes to the deferred tax asset valuation allowance include the $88.1 million decrease in the pre-acquisition deferred tax asset valuation allowance described above and $51.9 million assumed in the TiVo Acquisition.

Components of Income tax (benefit) expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Release of deferred tax asset valuation allowance	$(88,138)	$—	$(88,138)	$—
Foreign withholding tax	3,316	4,080	9,759	10,737
State income tax (benefit) expense	140	(229)	263	(2,411)
Foreign income tax	934	649	1,771	1,775
Change in net deferred tax liabilities	303	(65)	1,224	3,568
Change in unrecognized tax benefits	—	(727)	296	(745)
Income tax (benefit) expense	$(83,445)	$3,708	$(74,825)	$12,924

As of December 31, 2015, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carryforward Amount	Years of Expiration
Federal (1)	$1,155,486	2020 - 2033
State (2)	$821,952	2017 - 2033

(1) Includes $180.0 million related to stock option deductions that are not included in deferred tax assets.
(2) Includes $27.4 million related to stock option deductions that are not included in deferred tax assets.

As of December 31, 2015, the Company's deferred tax asset related to U.S. federal net operating loss carryforwards from continuing operations was $292.7 million. A full valuation allowance has been applied against U.S. federal net operating loss carryforwards. As of December 31, 2015, the Company's deferred tax asset related to state net operating loss carryforwards from continuing operations was $46.0 million. A valuation allowance of $39.9 million has been applied against state net operating loss carryforwards as of December 31, 2015.

The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses potential outcomes of these audits in order to determine the appropriateness of its tax provision. Adjustments to liabilities for unrecognized tax benefits are made to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular income tax audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously recognized, and therefore the resolution of one or more of these uncertainties in any particular period could have a material adverse impact on the Condensed Consolidated Financial Statements.

(13) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to multi-channel video service providers (e.g., cable, satellite and internet-protocol television), set-top box manufacturers, interactive television software and program guide providers in the online, over-the-top video and mobile phone businesses and consumer electronics (“CE”) manufacturers. The Product segment consists primarily of the licensing of Company-developed IPG products and services provided for multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing the TiVo service, metadata and selling TiVo-enabled DVRs. The Product segment also includes sales of legacy Analog Content Protection, VCR Plus+, connected platform and media recognition products.

Segment results are derived from the Company's internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used by the consolidated company. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profitability reviewed by the CODM. In addition, certain costs are not allocated to the segments as they are considered Corporate costs. Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources. The CODM uses an Adjusted EBITDA (as defined below) measure to evaluate the performance of, and allocate resources to, the segments. Segment balance sheets are not used by the CODM to allocate resources or assess performance.

Segment results were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Intellectual Property Licensing
Service Provider	$66,684	$45,890	$162,791	$144,344
Consumer Electronics	15,139	11,630	43,011	47,927
Revenues	81,823	57,520	205,802	192,271
Adjusted Operating Expenses (1)	19,349	15,515	51,203	47,535
Adjusted EBITDA (2)	62,474	42,005	154,599	144,736
Product
Service Provider	59,389	48,117	162,480	149,440
Consumer Electronics	9,153	5,825	18,010	16,586
Other	2,756	3,420	10,458	18,430
Revenues	71,298	57,362	190,948	184,456
Adjusted Operating Expenses (1)	59,807	45,811	150,957	146,959
Adjusted EBITDA (2)	11,491	11,551	39,991	37,497
Corporate:
Adjusted Operating Expenses (1)	14,151	11,907	38,406	38,472
Adjusted EBITDA (2)	(14,151)	(11,907)	(38,406)	(38,472)
Consolidated:
Revenues	153,121	114,882	396,750	376,727
Adjusted Operating Expenses (1)	93,307	73,233	240,566	232,966
Adjusted EBITDA (2)	59,814	41,649	156,184	143,761
Depreciation	4,622	4,280	13,181	13,098
Amortization of intangible assets	24,925	19,189	63,087	57,789
Restructuring and asset impairment charges	22,311	218	24,644	1,757
Equity-based compensation	13,676	8,328	32,031	31,044
Transaction, transition and integration costs	13,996	—	20,039	—
Earnout amortization and settlement	319	(860)	1,508	(860)
Contested proxy election costs	—	—	—	4,346
Change in franchise tax reserve	—	—	154	—
Operating (loss) income from continuing operations	(20,035)	10,494	1,540	36,587
Interest expense	(11,021)	(11,348)	(32,411)	(35,421)
Interest income and other, net	353	586	322	1,089
Income (loss) on interest rate swaps	1,697	(11,787)	(16,897)	(17,106)
Loss on debt extinguishment	—	(2,695)	—	(2,815)
Loss from continuing operations before income taxes	$(29,006)	$(14,750)	$(47,446)	$(17,666)

(1)
Adjusted Operating Expenses is defined as operating expenses excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration expenses, retention earn-outs payable to former shareholders of acquired businesses, changes in contingent consideration, earn-out settlements, contested proxy election costs and changes in franchise tax reserves.

(2)
Adjusted EBITDA is defined as operating income excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration expenses, retention earn-outs payable to former shareholders of acquired businesses, changes in contingent consideration, earn-out settlements, contested proxy election costs and changes in franchise tax reserves.

(14) Subsequent Events

On October 12, 2016, TiVo Solutions repaid $229.95 million of the par value of the 2021 Convertible Notes described in Note 8. In October 2016, TiVo Solutions received $6.4 million from the counterparties to settle the remaining convertible note hedge transactions related to the 2021 Convertible Notes described in Note 8. In October 2016, TiVo Solutions paid $2.9 million to the counterparties to settle the remaining warrants related to the 2021 Convertible Notes.

In October 2016, Rovi settled Dolby's demands for unpaid royalties as described in Note 9 for $5.0 million.

On November 2, 2016, TiVo Corporation's Board of Directors authorized the repurchase of up to $50.5 million of the Company's common stock. The new authorization amount was the remaining amount of Rovi's prior common stock repurchase authorization, which is no longer in effect.

On November 3, 2016, TiVo Corporation announced that it and Samsung Electronics Co., Ltd. had agreed on the principal terms of a five-plus year global intellectual property license that will provide certain rights under TiVo’s patent portfolios for Samsung’s mobile, consumer electronic and set-top box businesses. As part of the agreement, all pending litigation and patent challenges between the two companies described in Note 9 will be stayed and, upon satisfaction of certain conditions during the fourth quarter of 2016, dismissed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q for TiVo Corporation (the “Company,” “we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including the discussion contained in Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, successfully integrating Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. (“TiVo Solutions”)) following our acquisition of TiVo Solutions Inc. (f/k/a TiVo Inc.) on September 7, 2016, realizing planned synergies and cost-savings associated with the TiVo Acquisition, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American service providers and competition in our markets.

In some cases, these forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see the "Risk Factors" contained in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained in Rovi Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 and the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview of Results

On September 7, 2016 (the "TiVo Acquisition Date"), Rovi completed its acquisition of TiVo Inc. (renamed TiVo Solutions Inc. ("TiVo Solutions") on September 7, 2016), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $1.1 billion (the "TiVo Acquisition"). The TiVo Acquisition has created a new company which is a global leader in entertainment technology and audience insights. From the interactive program guide to the DVR, we provide innovative products and licensable technologies that enable the world’s leading media and entertainment companies to deliver the ultimate entertainment experience and improve how people find content across a changing media landscape. For further details, refer to Note 2 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to multi-channel video service providers (e.g., cable, satellite and internet-protocol television), set-top box manufacturers, interactive television software and program guide providers in the online, over-the-top video and mobile phone businesses and consumer electronics (“CE”) manufacturers. Our broad portfolio of licensable technology patents covers many aspects of content discovery, digital video recording (“DVR”), video on demand (“VOD”), over-the-top (“OTT”) experiences, multi-screen functionality and personalization, as well as interactive applications and advertising. We group our Intellectual Property Licensing revenues into two verticals; Service Provider and Consumer Electronics, based primarily on the business of our customer. The Product segment consists primarily of the licensing of Company-developed IPG products and services provided for multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing the TiVo service, metadata and selling TiVo-enabled DVRs and non-DVR products. We group our Product revenues into three verticals; Service Provider, Consumer Electronics and Other, based primarily on the business of our customer. Revenues from the sale of TiVo-enabled DVRs, non-DVR products and the TiVo service to consumers at retail are included within Consumer Electronics revenue. Sales of legacy Analog Content Protection, VCR Plus+, connected platform and media recognition products are included within Other revenue.

Revenue for the three months ended September 30, 2016 increased by 33% compared to the prior year as a result of a 42% increase in revenue in our Intellectual Property Licensing segment and a 24% increase in revenue in our Product segment.

Our Intellectual Property Licensing contract with Comcast expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, remains in effect. The expiration of our product license with Comcast, as well as litigation initiated against Comcast, may result in a reduction of revenue and an increase in litigation costs. While the Company anticipates that Comcast will eventually execute a new license, the length of time that Comcast is out of license prior to executing a license is uncertain. The amount of revenue recognized in the reporting period a license is executed is uncertain and will depend on a variety of factors including license terms such as duration, pricing, licensed products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license and we remain in litigation with Comcast.

For the three months ended September 30, 2016, our income from continuing operations, net of tax was $54.4 million, or $0.59 per diluted share, compared to a loss of $18.5 million, or $0.22 per diluted share, in the prior year. The increase in income was primarily due to an $88.1 million benefit from a reduction in our deferred tax asset valuation allowance in connection with the TiVo Acquisition, partially offset by $22.3 million in Restructuring and asset impairment charges and $14.0 million of Transaction, transition and integration costs both incurred in 2016 associated with the TiVo Acquisition and the effects of including the results of operations of TiVo Solutions for the period.

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

The condensed consolidated results of operations for the three and nine months ended September 30, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Change $	Change %
Revenues, net:
Licensing, services and software	$148,509	$114,759	$33,750	29%
Hardware	4,612	123	4,489	3,650%
Total Revenues, net	153,121	114,882	$38,239	33%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	31,661	24,492	7,169	29%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,560	116	4,444	3,831%
Research and development	30,951	22,976	7,975	35%
Selling, general and administrative	54,126	33,117	21,009	63%
Depreciation	4,622	4,280	342	8%
Amortization of intangible assets	24,925	19,189	5,736	30%
Restructuring and asset impairment charges	22,311	218	22,093	10,134%
Total costs and expenses	173,156	104,388	68,768	66%
Operating (loss) income from continuing operations	(20,035)	10,494	(30,529)	(291)%
Interest expense	(11,021)	(11,348)	327	(3)%
Interest income and other, net	353	586	(233)	(40)%
Income (loss) on interest rate swaps	1,697	(11,787)	13,484	(114)%
Loss on debt extinguishment	—	(2,695)	2,695	(100)%
Loss from continuing operations before income taxes	(29,006)	(14,750)	(14,256)	97%
Income tax (benefit) expense	(83,445)	3,708	(87,153)	(2,350)%
Income (loss) from continuing operations, net of tax	54,439	(18,458)	72,897	(395)%
Loss from discontinued operations, net of tax	(4,517)	—	(4,517)	N/a
Net income (loss)	$49,922	$(18,458)	$68,380	(370)%

	Nine Months Ended September 30,
	2016	2015	Change $	Change %
Revenues, net:
Licensing, services and software	$390,998	$376,312	$14,686	4%
Hardware	5,752	415	5,337	1,286%
Total Revenues, net	396,750	376,727	$20,023	5%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	78,651	78,134	517	1%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	5,072	273	4,799	1,758%
Research and development	77,804	75,246	2,558	3%
Selling, general and administrative	132,771	113,843	18,928	17%
Depreciation	13,181	13,098	83	1%
Amortization of intangible assets	63,087	57,789	5,298	9%
Restructuring and asset impairment charges	24,644	1,757	22,887	1,303%
Total costs and expenses	395,210	340,140	55,070	16%
Operating (loss) income from continuing operations	1,540	36,587	(35,047)	(96)%
Interest expense	(32,411)	(35,421)	3,010	(8)%
Interest income and other, net	322	1,089	(767)	(70)%
Loss on interest rate swaps	(16,897)	(17,106)	209	(1)%
Loss on debt extinguishment	—	(2,815)	2,815	(100)%
Loss before income taxes	(47,446)	(17,666)	(29,780)	169%
Income tax (benefit) expense	(74,825)	12,924	(87,749)	(679)%
Income (loss) from continuing operations, net of tax	27,379	(30,590)	57,969	(190)%
Loss from discontinued operations, net of tax	(4,517)	—	(4,517)	N/a
Net income (loss)	$22,862	$(30,590)	$53,452	(175)%

Total Revenues, net

For the three months ended September 30, 2016, revenue increased 33% compared to the prior year as a result of the TiVo Acquisition, as TiVo Solutions contributed $21.6 million in revenue and the new license agreement with DISH Network L.L.C. ("DISH"). At the segment level, Intellectual Property Licensing and Product revenues increased $24.3 million and $13.9 million, respectively. Intellectual Property Licensing generated 53.4% of Total Revenues, net for the three months ended September 30, 2016 compared to 50.1% in the prior year.

For the nine months ended September 30, 2016, revenue increased 5% compared to the prior year as a result of the TiVo Acquisition, which contributed $21.6 million in revenue, and the new license agreement with DISH, partially offset by Comcast being out of license during the current period and the continuing decline in Analog Content Protection revenue. At the segment level, Intellectual Property Licensing and Product revenues increased $13.5 million and $6.5 million, respectively. Intellectual Property Licensing generated 51.9% of Total Revenues, net for the nine months ended September 30, 2016 compared to 51.0% in the prior year.

For additional details on the changes in Total Revenues, net, see the discussion of our segment results below.

Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets

Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets, consist primarily of employee-related costs, patent prosecution, maintenance and litigation costs and an allocation of overhead and facilities costs, as well as service center and other expenses related to providing the TiVo service. For the three months ended September 30, 2016, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets, increased 29% compared the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions in the results for the period increased costs by $7.8 million. Other than the effects of including TiVo Solutions in the results for the period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased $0.6 million from the prior period as a $2.4 million increase in patent prosecution and defense costs primarily associated with Comcast were partially offset by a decrease of $1.8 million in compensation costs and cost saving initiatives resulting in lower facilities and infrastructure costs.

For the nine months ended September 30, 2016, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets, increased 1% from the prior year as including TiVo Solutions in the results for the period increased costs by $7.8 million. Other than the effects of including TiVo Solutions in the results for the period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased $7.3 million from the prior period due to a $5.0 million decrease in compensation costs, and cost saving initiatives resulting in lower facilities and infrastructure costs and lower consulting costs. These benefits were partially offset $2.4 million increase in patent prosecution and defense costs.

Cost of hardware revenues, excluding depreciation and amortization of intangible assets

Cost of hardware revenues, excluding depreciation and amortization of intangible assets, includes all product-related costs associated with TiVo-enabled DVRs and non-DVRs, including manufacturing costs, employee-related costs, warranty costs, and order fulfillment costs, as well as certain licensing costs and an allocation of overhead and facilities costs. Hardware is sold primarily as a means to grow our Licensing, services and software revenues and, as a result, generating positive gross margins from hardware sales that are linked with the sale of TiVo-Owned service is not the primary goal of the hardware business. For the three and nine months ended September 30, 2016, the increase in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to the TiVo Acquisition.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs. For the three months ended September 30, 2016, Research and development expenses increased 35% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions results for the period increased costs by $6.5 million. Other than the effects of including TiVo Solutions in the results for the period, Research and development expenses increased $1.5 million from the prior period due to Transaction, transition and integration costs incurred in 2016 associated with the TiVo Acquisition of $1.5 million.

For the nine months ended September 30, 2016, Research and development expenses increased 3% compared to the prior year as including TiVo Solutions in the results for the period increased costs by $6.5 million. Other than the effects of including TiVo Solutions in the results for the period, Research and development costs decreased $3.9 million as a result of a $3.5 million reduction in compensation costs and a $2.0 million reduction in consulting costs related to our metadata operations and legacy guide products due to prior cost saving initiatives, partially offset by Transaction, transition and integration costs incurred in 2016 associated with the TiVo Acquisition of $1.5 million.

Selling, general and administrative

Selling expenses are comprised primarily of employee-related costs, including travel costs, advertising costs and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee-related costs, including travel costs, corporate accounting, consulting, legal and tax fees and an allocation of overhead and facilities costs.

The 63% increase in Selling, general and administrative expenses during the three months ended September 30, 2016 was primarily due to the TiVo Acquisition as Transaction, transition and integration costs associated with the TiVo Acquisition were $12.4 million, while including TiVo Solutions results for the period increased costs by $8.7 million.

The 17% increase in Selling, general and administrative expenses during the nine months ended September 30, 2016 was primarily due to the TiVo Acquisition as Transaction, transition and integration costs associated with the TiVo Acquisition were $18.4 million, while including TiVo Solutions results for the period increased costs by $8.7 million. These cost increases were partially offset by the prior year including $4.3 million of expenses related to a contested proxy election and consulting costs related to planning for license renewals with AT&T, Charter, Comcast and DISH, as well as a $2.5 million decrease in marketing spend.

We anticipate incurring material transition and integration-related costs, primarily consisting of information systems investments and employee-related costs in connection with integrating the operations of TiVo Solutions with the operations of Rovi through 2017.

Depreciation and Amortization of intangible assets

For the three and nine months ended September 30, 2016, Depreciation and Amortization of intangible assets increased from the prior year primarily due to the TiVo Acquisition. For the three and nine months ended September 30, 2016, the inclusion of TiVo Solutions increased Depreciation by $0.5 million and increased Amortization of intangible assets $5.9 million.

We anticipate a material increase in expenses associated with the amortization of intangible assets as a result of the TiVo Acquisition.

Restructuring and asset impairment charges

Following completion of the TiVo Acquisition, we began implementing integration plans which are intended to realize operational synergies between Rovi and TiVo Solutions. We expect to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of our integration plans. We expect to generate over $100 million in cost synergies from the TiVo Acquisition and expect to take actions that will ultimately produce over $65 million of these synergies within one year of the TiVo Acquisition Date. The Q3 2016 TiVo Corporation Restructuring Plan primarily relates to termination and transition agreements with former TiVo Solutions' senior executives and Rovi's former Chief Operating Officer. As a result of these actions, Restructuring and asset impairment charges of $22.3 million were recognized in the three and nine months ended September 30, 2016. We expect to incur material restructuring costs in connection with the TiVo Acquisition through 2017.

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities, including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into a new corporate headquarters, and eliminating a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.3 million were recognized in the nine months ended September 30, 2016. No Restructuring and asset impairment charges were recognized in the three months ended September 30, 2016 for the legacy Rovi plans.

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in Restructuring and asset impairment charges of $0.2 million and $1.8 million in the three and nine months ended September 30, 2015, respectively. Amounts recognized in three and nine months ended September 30, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Interest expense

For the three and nine months ended September 30, 2016, Interest expense decreased compared to the prior year primarily due to a decrease in average debt outstanding. The nine months ended September 30, 2016 also benefited from a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes.

Interest income and other, net

For the three and nine months ended September 30, 2016 the decrease in Interest income and other, net was primarily due to an increased foreign currency remeasurement loss of $0.2 million and $0.8 million, respectively.

Income (loss) on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating interest rate loans to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally will have a gain when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally will have a loss when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment

During the nine months ended September 30, 2015, we redeemed $291.0 million in principal of our 2040 Convertible Notes for cash, resulting in a Loss on debt extinguishment of $2.8 million.

Income tax (benefit) expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax (benefit) expense. During the three and nine months ended September 30, 2016, we recorded an income tax benefit of $83.4 million and $74.8 million, respectively.

During the three and nine months ended September 30, 2016, we recorded an income tax benefit of $88.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets as described in Note 2 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination.

Other than the deferred tax asset valuation allowance release, Income tax (benefit) expense for the three months ended September 30, 2016 primarily consists of $3.3 million of foreign withholding taxes and $0.9 million of foreign income taxes. We recorded Income tax (benefit) expense for the three months ended September 30, 2015 of $3.7 million, which primarily consists of $4.1 million of foreign withholding taxes and $0.6 million of foreign income taxes, partially offset by a $0.7 million decrease in unrecognized tax benefits.

Other than the deferred tax asset valuation allowance release, Income tax (benefit) expense for the nine months ended September 30, 2016 primarily consists of $9.8 million of foreign withholding taxes, $1.8 million of foreign income taxes and a $1.2 million increase in net deferred tax liabilities. We recorded Income tax (benefit) expense for the nine months ended September 30, 2015 of $12.9 million, which primarily consists of $10.7 million of foreign withholding taxes, a $3.6 million increase in net deferred tax liabilities and $1.8 million of foreign income taxes, partially offset by a $2.4 million benefit from state income taxes, which reflects the settlement of Rovi's 2008 California tax return.

The year-over-year decrease in foreign withholding taxes for the three and nine months ended September 30, 2016 was due to a larger portion of license fees received in 2015 coming from licensees in countries that are subject to foreign withholding taxes.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 13 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Intellectual Property Licensing Segment

The Intellectual Property Licensing segment's results of operations for the three and nine months ended September 30, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Change $	Change %
Service Provider	$66,684	$45,890	$20,794	45%
Consumer Electronics	15,139	11,630	3,509	30%
Intellectual Property Licensing Revenues	81,823	57,520	24,303	42%
Adjusted Operating Expenses	19,349	15,515	3,834	25%
Adjusted EBITDA	$62,474	$42,005	$20,469	49%
Adjusted EBITDA Margin	76.4%	73.0%

	Nine Months Ended September 30,
	2016	2015	Change $	Change %
Service Provider	$162,791	$144,344	$18,447	13%
Consumer Electronics	43,011	47,927	(4,916)	(10)%
Intellectual Property Licensing Revenues	205,802	192,271	13,531	7%
Adjusted Operating Expenses	51,203	47,535	3,668	8%
Adjusted EBITDA	$154,599	$144,736	$9,863	7%
Adjusted EBITDA Margin	75.1%	75.3%

For the three months ended September 30, 2016, Intellectual Property Licensing revenue increased 42% compared to the prior year as Service Provider and Consumer Electronics revenues increased 45% and 30%, respectively. Service Provider revenue increased primarily due to the DISH agreement executed in the third quarter of 2016 which included catch-up payments to make us whole for the pre-license period of use and the inclusion of $4.9 million of TiVo Solutions revenue, partially offset by Comcast being out of license during the current period. The increase in Consumer Electronics revenue was primarily due to a major CE manufacturer being out of license in the third quarter of 2015.

For the nine months ended September 30, 2016, Intellectual Property Licensing revenue increased 7% compared to the prior year due to a 13% increase in Service Provider revenue and a 10% decrease in Consumer Electronics. Service Provider revenue increased primarily due to the DISH agreement executed in the third quarter of 2016 which included catch-up payments to make us whole for the pre-license period of use and the inclusion of $4.9 million of TiVo Solutions revenue, partially offset by Comcast being out of license during the current period. The decrease in Consumer Electronics revenue was primarily due to a decrease in our licensees' market share, combined with continuing pressures on their business models, which has caused our revenue from CE manufacturers to decline. Such declines could continue unless we are able to successfully license new entrants to this market.

During 2016, we expanded our business strategy of monetizing our intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of our ongoing major or central operations and activities of monetizing intellectual property, we now record the related proceeds from patent sales as revenue. Service Provider Intellectual Property Licensing revenue for the three and nine months ended September 30, 2016 includes $0.3 million and $0.8 million, respectively, related to patent sales. We expect additional patent sales in the future.

Intellectual Property Licensing Adjusted Operating Expenses increased 25% and 8%, respectively, during the three and nine months ended September 30, 2016 primarily due to a $2.4 million increase in patent prosecution and defense costs in each period primarily associated with Comcast and the effect of including TiVo Solutions in the results for the period. These cost increases were partially offset by cost saving initiatives and a decrease in consulting costs related to planning for license renewals with AT&T, Charter, Comcast and DISH.

Product Segment

The Product segment's results of operations for the three and nine months ended September 30, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Change $	Change %
Service Provider	$59,389	$48,117	$11,272	23%
Consumer Electronics	9,153	5,825	3,328	57%
Other	2,756	3,420	(664)	(19)%
Product Revenues	71,298	57,362	13,936	24%
Adjusted Operating Expenses	59,807	45,811	13,996	31%
Adjusted EBITDA	$11,491	$11,551	$(60)	(1)%
Adjusted EBITDA Margin	16.1%	20.1%

	Nine Months Ended September 30,
	2016	2015	Change $	Change %
Service Provider	$162,480	$149,440	$13,040	9%
Consumer Electronics	18,010	16,586	1,424	9%
Other	10,458	18,430	(7,972)	(43)%
Product Revenues	190,948	184,456	6,492	4%
Adjusted Operating Expenses	150,957	146,959	3,998	3%
Adjusted EBITDA	$39,991	$37,497	$2,494	7%
Adjusted EBITDA Margin	20.9%	20.3%

For the three months ended September 30, 2016, Product revenue increased 24% compared to the prior year as Service Provider and Consumer Electronics revenues increased 23% and 57%, respectively, while Other revenue declined 19%. TiVo Solutions contributed $11.4 million and $5.2 million to Service Provider and Consumer Electronics revenues, respectively. TiVo Solutions Product revenue benefited from $4.6 million of hardware sales. Hardware revenue is expected to decrease in the future as multiple system operator partners shift to deploying the TiVo service on third-party hardware resulting in a decrease in the number of TiVo set-top boxes sold to multiple system operator partners.

Other than the effects of including TiVo Solutions in the results for the period, Product revenues decreased $2.7 million. Excluding benefits of revenue from TiVo Solutions, Service Provider revenue decreased $0.1 million primarily as a result of the expiration of the Comcast license which provided for a share of the in-guide advertising revenue, which was partially offset by growth in metadata. Excluding benefits of revenue from TiVo Solutions, Consumer Electronics revenue decreased $1.9 million primarily due to a decrease in the number of units shipped that incorporate our products. The decrease in Other revenue of $0.7 million was the result of the continuing decline in Analog Content Protection revenue. Analog Content Protection revenue is expected to continue to decline in the future.

For the nine months ended September 30, 2016, Product revenue increased 4% compared to the prior year as Service Provider and Consumer Electronics revenues increased 9% and 9%, respectively, while Other revenue declined 43%.
TiVo Solutions contributed $11.4 million and $5.2 million to Service Provider and Consumer Electronics revenues, respectively. TiVo Solutions Product revenue benefited from $4.6 million of hardware sales.

Other than the effects of including TiVo Solutions in the results for the period, Product revenues decreased $10.1 million. Excluding benefits of revenue from TiVo Solutions, Service Provider revenue increased $1.6 million primarily due to growth in metadata and a catch up payment from a cash basis international customer, which were partially offset by the expiration of the Comcast license during the period which provided for a share of the in-guide advertising revenue. The $3.8 million decrease in Consumer Electronics revenue was primarily due to a decrease in the number of units shipped that incorporate our products. The decrease in Other revenue of $8.0 million was the result of the continuing decline in Analog Content Protection revenue, as well as the nine months ended September 30, 2015 including a significant perpetual license fee from a manufacturer of set-top boxes.

Product Adjusted Operating Expenses increased 31% and 3% for the three and nine months ended September 30, 2016, respectively, compared to the prior year primarily as a result of the effects of including TiVo Solutions in the results for the period. These cost increases were partially offset by a decrease in spending on our metadata operations and legacy guide products due to cost saving initiatives.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three and nine months ended September 30, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Change $	Change %
Adjusted Operating Expenses	$14,151	$11,907	$2,244	19%

	Nine Months Ended September 30,
	2016	2015	Change $	Change %
Adjusted Operating Expenses	$38,406	$38,472	$(66)	—%

For the three and nine months ended September 30, 2016, Corporate Adjusted Operating Expenses reflect the effects of including TiVo Solutions in results for the period. The nine months ended September 30, 2016 also benefited from lower marketing costs.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by our operations. We believe our cash position remains strong and our cash, cash equivalents and marketable securities and anticipated cash flow provided by operations, supplemented with access to capital markets as necessary, are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments in addition to investments in future growth opportunities and share repurchases for at least the next twelve months. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions.

As of September 30, 2016, we had $382.6 million in Cash and cash equivalents, $121.2 million in Short-term marketable securities and $115.9 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $225.6 million held by our foreign subsidiaries as of September 30, 2016. Due to our net operating loss carryforwards, we could repatriate amounts to the U.S. with minimal income tax impacts.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2016 compared to the prior year were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change $	Change %
Net cash provided by operating activities of continuing operations	$78,174	$101,038	$(22,864)	(23)%
Net cash provided by investing activities	199,787	80,102	119,685	149%
Net cash provided by (used in) financing activities	1,382	(270,015)	271,397	(101)%
Net cash used in discontinued operations	—	(199)	199	(100)%
Effect of exchange rate changes on cash and cash equivalents	1,598	(317)	1,915	(604)%
Net increase (decrease) in cash and cash equivalents	$280,941	$(89,391)	$370,332	(414)%

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2016 decreased $22.9 million primarily due to an increase in Accounts receivable, net resulting from the DISH agreement executed in the third quarter of 2016, which is described below, and an increase in restructuring costs resulting from the Q3 2016 TiVo Corporation Restructuring Plan, partially offset by prepaying a third party for an intellectual property license in 2016. The availability of cash generated by our operations in the future could be affected by business risks including, but not limited to, the Risk Factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

In August 2016, Rovi entered into a 10-year patent license agreement with DISH. As part of the agreement, DISH agreed to provide TiVo Inc. with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Inc. providing DISH certain TiVo Inc. products during the term and cash payments by TiVo Inc. to DISH of $60.3 million in the aggregate over the next twelve months. The agreement with DISH is described in more detail in Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Net cash provided by investing activities for the nine months ended September 30, 2016 increased $119.7 million due to the cash acquired in the TiVo Acquisition exceeding the cash portion of the merger consideration by $166.3 million, partially offset by a $36.6 million decrease in net proceeds from marketable security investment activities and higher spending on capital expenditures primarily associated with relocating our corporate headquarters to San Carlos, California. The nine months ended September 30, 2016 also includes a $2.5 million payment to acquire a patent portfolio. We anticipate capital expenditures to grow our business and strengthen our operations infrastructure of between $25 million and $30 million for the full year of 2016.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2016 included the receipt of $14.0 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan, $9.4 million in tax withholding payments from the net share settlement of restricted stock units and $5.3 million in principal payments on our Term Loan Facility B. Net cash provided by financing activities for the nine months ended September 30, 2016 included the receipt of $2.8 million, net from the settlement of TiVo Solutions' convertible note hedge and warrant transactions.

Net cash used in financing activities for the nine months ended September 30, 2015 included $291.0 million in principal payments on our 2040 Convertible Notes and the issuance of $345.0 million in principal of our 2020 Convertible Notes. Using proceeds from the 2020 Convertible Notes, we repaid $100.0 million which had been borrowed against our Revolving Facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes. In connection with issuing the 2020 Convertible Notes, we purchased a call option to manage the potential dilution to earnings per share from conversion of the 2020 Convertible Notes and sold a warrant for a net cash payment of $33.5 million. The nine months ended September 30, 2015 also includes the payment of $5.1 million in contingent consideration related to previous acquisitions. In addition, during the nine months ended September 30, 2015 we used $154.5 million to repurchase shares of our common stock and received $8.8 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

Holders of 9.9 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date did not vote to approve the TiVo Acquisition and asserted their appraisal rights under Delaware law with respect to such shares ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares"). The merger consideration for the Dissenting Shares is currently held in an account by the exchange agent in the TiVo Acquisition. An accrual for merger consideration was recognized at the TiVo Acquisition Date related to the Dissenting Holders. The $85.7 million accrual for merger consideration was calculated based on 9.9 million Dissenting Shares and assumes a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.8 million shares of TiVo Corporation. In addition, TiVo Corporation paid $2.75 per share in cash, or $27.3 million, to an account related to the cash portion of the merger consideration due to the Dissenting Shares on the TiVo Acquisition Date. Should the Dissenting Holders prevail in a claim for additional consideration, the Dissenting Holders would be entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive. The Dissenting Holders would also receive prejudgment interest on any appraisal award, which would be calculated at a rate of 5% above the Federal Reserve Discount Rate compounded quarterly. For additional details, see Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On November 2, 2016, TiVo Corporation's Board of Directors authorized the repurchase of up to $50.5 million of the Company's common stock. The $50.5 million was the remaining amount of Rovi's prior common stock repurchase authorization, which is no longer in effect.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2021 Convertible Notes	$230,000	$230,000	$—	$—
2020 Convertible Notes	345,000	294,229	345,000	284,241
Term Loan Facility B	684,250	678,504	689,500	682,915
Total	$1,259,250	$1,202,733	$1,034,500	$967,156

During the next twelve months, $237.0 million of outstanding principal is scheduled to be repaid. For more information on our borrowings, see Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

2021 Convertible Notes

TiVo Solutions issued $230.0 million in aggregate principal of 2.0% Convertible Senior Notes that mature October 1, 2021 (the "2021 Convertible Notes") at par pursuant to an Indenture dated September 22, 2014 ("the 2014 Indenture"). The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of common stock, subject to adjustment pursuant to the 2014 Indenture. Following the TiVo Acquisition, the 2021 Convertible Notes are convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of 39.1200 per share of TiVo Corporation common stock, subject to TiVo Corporation’s right to elect to settle such conversion in cash, cash and stock as described or any combination of the foregoing pursuant to the 2014 Indenture. TiVo Solutions can settle the 2021 Convertible Notes in cash, shares of common stock, or any combination thereof.

Subject to certain exceptions, holders may require TiVo Solutions to repurchase, for cash, all or part of their 2021 Convertible Notes upon a “Fundamental Change” (as defined in the 2014 Indenture) at a price equal to 100% of the principal amount of the 2021 Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2014 Indenture). In addition, on a “Make-Whole Fundamental Change” (as defined in the 2014 Indenture) prior to the maturity date of the 2021 Convertible Notes, TiVo Solutions will, in some cases, increase the conversion rate for a holder that elects to convert its 2021 Convertible Notes in connection with such Make-Whole Fundamental Change. Rovi's acquisition of TiVo Solutions constitutes a Fundamental Change under the 2021 Convertible Notes. As the 2021 Convertible Notes are subject to repurchase following the acquisition of TiVo Solutions, the carrying amount of the 2021 Convertible Notes has been presented as a current liability in the Condensed Consolidated Balance Sheets. On October 12, 2016, $229.95 million of the 2021 Convertible Notes were repaid.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that matures on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture"). The 2020 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 34.5968 shares of common stock per $1,000 of principal of notes (which represents an initial conversion price of approximately $28.9044 per share). Holders may convert the 2020 Convertible Notes prior to the close of business on the business day immediately preceding December 1, 2019, in multiples of $1,000 of principal under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 of principal of 2020 Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•	on the occurrence of specified corporate events.

On or after December 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2020 Convertible Notes, in multiples of $1,000 of principal, at any time.

In addition, during the 35-day trading period following a Merger Event, as defined in the 2015 Indenture, holders may convert the 2020 Convertible Notes, in multiples of $1,000 of principal. The TiVo Acquisition is considered a Merger Event pursuant to the 2015 Indenture. No holders elected to convert their 2020 Convertible Notes during the 35-day trading period following the TiVo Acquisition.

On conversion, a holder will receive the conversion value of the 2020 Convertible Notes converted based on the conversion rate multiplied by the volume-weighted average price of our common stock over a specified observation period. On conversion, Rovi will pay cash up to the aggregate principal amount of the 2020 Convertible Notes converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal of the 2020 Convertible Notes being converted.

The initial conversion rate will be subject to adjustment in certain events, including certain events that constitute a make-whole fundamental change (as defined in the 2015 Indenture). In addition, if we undergo a fundamental change (as defined in the 2015 Indenture) prior to March 1, 2020, holders may require Rovi to repurchase for cash all or a portion of the 2020 Convertible Notes at a repurchase price equal to 100% of the principal of the repurchased 2020 Convertible Notes, plus accrued and unpaid interest. The initial conversion rate is also subject to customary anti-dilution adjustments.

The 2020 Convertible Notes are not redeemable prior to maturity by Rovi and no sinking fund is provided. The 2020 Convertible Notes are unsecured and do not contain financial covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase of other securities by Rovi. The 2015 Indenture includes customary terms and covenants, including certain events of default after which the 2020 Convertible Notes may be due and payable immediately.

Senior Secured Credit Facility

On July 2, 2014, Rovi Corporation, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). After the completion of the TiVo Acquisition, TiVo Corporation became a guarantor under the Credit Agreement. The Credit Agreement provided for a (i) five-year $125.0 million term loan A facility (the “Term Loan Facility A”), (ii) seven-year $700.0 million term loan B facility (the “Term Loan Facility B” and together with Term Loan Facility A, the “Term Loan Facility”) and (iii) five-year $175.0 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”).

As a result of voluntary principal prepayments in June 2015 and September 2015, Term Loan Facility A was extinguished. In September 2015, the Revolving Facility was terminated at our election.

Term Loan Facility B amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of Term Loan Facility B. Loans under Term Loan Facility B bear interest, at our option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. We may be required to make an additional payment on Term Loan Facility B each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No payment was required in February 2016.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Our estimates, assumptions and judgments are based on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources.

Making estimates, assumptions and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Management believes the estimates, assumptions and judgments employed and resulting balances reported in the Condensed Consolidated Financial Statements are reasonable; however, actual results could differ materially.

Other than changes in our revenue recognition practices associated with the TiVo Acquisition, which are described below, there have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference.

Revenue Recognition for TiVo Solutions

TiVo-enabled DVRs and TiVo service

TiVo sells the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one year for monthly payment plans (monthly program) or for the lifetime of the product for one upfront payment (prepaid program). In the case of the monthly program, after the initial committed subscription term, customers have various pricing options at which they can renew the subscription.

VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by service period. TiVo is not able to obtain VSOE for the DVR element due to infrequent sales of standalone DVRs to consumers. The BESP of the DVR is established based on the price that TiVo would sell the DVR without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription using on a relative selling price basis, with the DVR revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue is recognized over the term of the service.

Subscription revenues from product lifetime subscriptions are recognized ratably over TiVo's estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. TiVo continuously monitors the useful life of a TiVo-enabled DVR and the impact of differences between actual churn and forecasted churn rates. If actual results are not consistent with TiVo's current assumptions, including a higher churn rate for product lifetime subscriptions due to the incompatibility of TiVo's standard definition units with high definition programming and increased competition, TiVo may revise the estimated life of the units which could result in the recognition of revenue over a longer or shorter period of time. TiVo recognizes product lifetime subscription revenues over an estimated product life of 66 months.
End users have the right to cancel their subscription for the TiVo service within 30 days of subscription activation for a full refund. TiVo establishes allowances for expected subscription cancellations.

Arrangements with MSOs

TiVo has two different types of arrangements with MSOs that include technology deployment and engineering services. TiVo's arrangements with MSOs typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service.

In instances where TiVo hosts the TiVo service, we recognize revenue under the general revenue recognition guidance. TiVo determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Revenue recognition is deferred until such time as all of the criteria are satisfied. Elements in such arrangements usually include DVRs, non-DVR STBs, TiVo service hosting, associated maintenance and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue over the period the services are expected to be provided (the longer of the contractual term or customer relationship period) as the upfront services do not have standalone value. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as the related revenue. TiVo has established VSOE of selling prices for training, DVRs, non-DVR STBs, and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. Total arrangement consideration (other than fees for customization and set up services which are allocated to the ongoing hosting services) is allocated among individual elements on a relative basis.

In arrangements where TiVo does not host the TiVo service and which include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, TiVo recognizes revenue under industry specific software revenue recognition guidance. Under the software revenue recognition guidance, such arrangements are accounted for using the percentage-of-completion method or the completed-contract method. The percentage-of-completion method is used if TiVo believes it is able to make reasonably dependable estimates of the extent of progress toward completion and the arrangement as a whole is reasonably expected to be profitable. TiVo measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are reassessed during the term of the arrangement, and revisions to estimates are recognized on a cumulative catch-up basis when the changed conditions become known.

In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs or development costs exceed development revenues but TiVo is reasonably assured that no loss will be incurred under the arrangement. Accordingly, TiVo applies the following:

•
Where no VSOE exists for undeliverable elements, revenue is recognized at zero margin up to the amount billable until TiVo has established VSOE for the undelivered elements or TiVo has delivered all of the elements.

•
Where there is a lack of reasonably dependable estimates, revenue is recognized at zero margin up to the amount billable until TiVo has resolved the estimation uncertainty, after which TiVo recognizes margin under the percentage of completion method.

•
If TiVo cannot be reasonably assured that no loss will be incurred under the arrangement, TiVo will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that a loss will be incurred on the arrangement.

Where development costs exceed billable development revenues provided that TiVo is reasonably assured that no loss will be incurred under the arrangement, TiVo recognizes revenues and costs based at zero margin, which results in the recognition of equal amounts of revenues and costs until the engineering professional services are complete. Development costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, as TiVo recognizes revenue from the MSO arrangement for services, an equal amount of deferred development costs is recognized until all deferred development costs are recovered. Afterwards, any additional MSO service revenue is recognized as service revenue.

Software Revenues

Software revenues represent revenues from licenses of Cubiware software and amounts allocated to software elements in multiple element arrangements. These license arrangements are with operators or resellers who integrate Cubiware software in set top boxes manufactured by the operator or reseller. Revenues are generally recognized on shipment of the set top boxes in which the software is integrated, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectibility is reasonably assured.

Hardware Revenues

Hardware revenues represent revenues from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product and service returns and these allowances are recorded as a direct reduction of revenues and accounts receivable. Certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo's policy for revenue share payments is to reduce revenue when these payments are incurred and fixed or determinable. TiVo reduces revenue at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered.

Deployment Arrangements Cost Estimates

TiVo enters into deployment agreements with MSOs, which typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service. TiVo usually incurs development costs for which service fees are received. When reasonably assured that these upfront development costs are recoverable, TiVo defers the costs and recognizes them after launch of the solution. The recoverability assessment depends on estimates of engineering costs related to the project. TiVo recognizes revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. For these projects, TiVo is able to make reasonably dependable estimates based on historical experience and various other assumptions believed to be reasonable under the circumstances. These estimates include forecasting costs and schedules, tracking progress and costs incurred to date, and projecting the remaining effort to complete the project. Costs included in project costs are labor, materials and overhead related to the specific activities required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. These estimates are reassessed during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results or development costs may not be deemed recoverable.

Contractual Obligations

Our contractual obligations as of September 30, 2016 were as follows (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	Remainder of 2016	2017 - 2018	2019 - 2020	Thereafter
Long-term debt (2, 3)	$1,259,250	$231,750	$14,000	$359,000	$654,500
Interest on long-term debt (2, 3, 4)	127,005	6,710	54,882	52,954	12,459
Purchase obligations (5)	86,134	32,000	53,174	960	—
Operating lease commitments (6)	118,541	4,411	32,131	24,537	57,462
Total	$1,590,930	$274,871	$154,187	$437,451	$724,421

(1)	The following items have been excluded from the table:

•
Due to uncertainty about the periods in which tax examinations will be completed and limited information related to ongoing audits, we are unable to reliably estimate the timing of cash payments and settlements associated with liabilities for unrecognized tax benefits; therefore, amounts related to these obligations have been excluded from the table.

•
As a result of TiVo Solutions' acquisition of Cubiware, certain payments which are contingent on the occurrence of specified events may be payable. The contingent payments include guaranteed payments of $9.0 million provided certain key individuals remain employed through May 2018 and additional cash earn-outs (not to exceed $17.0 million in aggregate) payable through May 2018 contingent on the achievement of certain revenue and earnings before interest, depreciation, income taxes and amortization targets for each of the twelve month periods following the date of TiVo Solutions' acquisition of Cubiware. Due to uncertainty about the continued employment of former Cubiware employees and the probability of achieving the earn-outs, amounts related to these obligations have been excluded from the table.

•
Holders of 9.9 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date did not vote to approve the TiVo Acquisition and asserted their appraisal rights under Delaware law with respect to such shares ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares"). The merger consideration for the Dissenting Shares is currently held in an account by the exchange agent in the TiVo Acquisition. An $85.7 million accrual for merger consideration was recognized at the TiVo Acquisition Date related to the Dissenting Holders. Should the Dissenting Holders prevail in a claim for additional consideration, the Dissenting Holders would be entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive. The Dissenting Holders would also receive prejudgment interest on any appraisal award, which would be calculated at a rate of 5% above the Federal Reserve Discount Rate compounded quarterly. As the amount of cash that will be required to be paid to the Dissenting Holders is uncertain, and may be greater than the $27.3 million currently in an account with the exchange agent in the TiVo Acquisition, amounts related to these obligations have been excluded from the table. For additional details, see Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

(2)
While the 2021 Convertible Notes are scheduled to mature on October 1, 2021 and can be freely converted by holders beginning on July 1, 2021, future principal payments are presented based on the date holders can require TiVo Solutions to repurchase the 2021 Convertible Notes. Rovi's acquisition of TiVo Solutions constitutes a Fundamental Change under the 2021 Convertible Notes, which requires TiVo Solutions to offer to repurchase the 2021 Convertible Notes at par plus accrued and unpaid interest. On October 12, 2016, $229.95 million of the 2021 Convertible Notes were repaid. For additional information, see Notes 8 and 14 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

(3)
The 2020 Convertible Notes are presented based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances. For additional information, see Note 8 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

(4)
Interest on Term Loan Facility B is presented based on the interest rate in effect as of September 30, 2016. For additional information, see Note 8 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

(5)
In the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company may enter into agreements with certain vendors that allow the vendor to procure inventory based on defined criteria or requirements. Amounts represent firm, non-cancelable, and unconditional purchase commitments. If there are unexpected changes to anticipated demand for our products or the mix of products sold, some firm, non-cancelable, and unconditional purchase commitments may commit the Company to purchase excess inventory. In addition, in September 2016, TiVo Solutions entered into an agreement with DISH under which DISH agreed to provide TiVo Solutions with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million in the aggregate over the next twelve months.

(6)	Operating leases in the above table have been included on a gross basis. The Company has agreements to receive approximately $5.8 million under operating subleases from 2016 to 2019.

Off-Balance Sheet Arrangements

For information about our off-balance sheet arrangements, see "Off-Balance Sheet Arrangements" in Part II, Item 7 of Rovi Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference. Since December 31, 2015, we have not engaged in any material off-balance sheet arrangements, including the use of structured finance vehicles, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a summary of applicable recent accounting pronouncements, see Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could impact our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

On September 7, 2016, we completed our acquisition of TiVo Solutions. As a result of the TiVo Acquisition, we have incorporated internal controls over significant processes specific to the acquisition and to post-acquisition activities that we believe appropriate and necessary in consideration of the related integration, including controls associated with the TiVo Acquisition for the valuation of certain assets acquired and liabilities assumed, as well as adoption of common financial reporting and internal control practices for the combined company. As we further integrate TiVo Solutions, we will continue to review our internal controls to validate that they are effective and integrated appropriately.

We are in the process of evaluating the existing controls and procedures of TiVo Solutions and integrating TiVo Solutions into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is contemplated, we expect to exclude TiVo Solutions from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. TiVo Solutions constituted approximately 37.1% of total assets and 14.1% percent of net revenues of the consolidated financial statement amounts as of and for the three months ended September 30, 2016.

Except as described above in the preceding paragraph, we believe there have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below, as compared to the risk factors presented in Rovi’s Form 10-K for the year ended December 31, 2015 and TiVo’s Form 10-K for the year ended January 31, 2016 prior to the completion of the TiVo Acquisition. You should consider these risk factors together with other matters described in Rovi’s and TiVo’s Annual Reports on Form 10-K for the year ended December 31, 2015 and January 31, 2016, respectively, as well as the other information contained or incorporated by reference in our filings with the Securities and Exchange Commission before investing in our securities. If any of the following risks are realized, our business, operating results, financial condition, and prospects could be materially and adversely affected, which in turn could adversely affect our ability to repay our outstanding convertible senior notes or other indebtedness. In those events, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to the Merger of Rovi Corporation and TiVo Inc.

We have incurred and expect to continue to incur significant restructuring and integration-related costs following the merger of Rovi Corporation with TiVo Inc. and may not realize our anticipated synergies and cost savings with respect to our integration and restructuring initiatives.

Following completion of the TiVo Acquisition, we initiated our plan to integrate TiVo and Rovi’s businesses. We expect to incur material transaction, restructuring, transition and integration-related costs in connection with integrating TiVo's operations with the operations of Rovi. This integration may not be achieved in a timely and efficient manner, and we may not fully realize the anticipated cost savings and synergies for a variety of reasons. Some of the risks related to this integration include failure to obtain expected cost savings due to cost overruns, failure to consolidate our disparate administrative and engineering operations and employment and other law, rules, regulations or other limitations that could have an impact on timing, amounts or costs of achieving expected synergies. In addition, these restructuring, integration and cost reduction plans are designed to reduce our fixed costs and our operating expenses, which include the future consolidation of existing office locations, elimination of redundant information systems, product integration and consolidation efforts, and employee-related costs. These restructuring and integration activities are likely to result in significant restructuring charges that will adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. And further, if the expected cost savings and synergy benefits are not realized, our business will be harmed.

TiVo Corporation will be required to make a cash payment to stockholders who validly exercise appraisal rights in connection with the merger between Rovi Corporation and TiVo Inc. and the amount of such payment has not been determined.

Under Delaware law, holders of common stock of TiVo Inc. who did not vote to approve the TiVo Acquisition and who properly assert and exercise their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive if they commence an appraisal action in the Delaware Court of Chancery and proceed to a verdict. As of September 7, 2016 (the “TiVo Acquisition Date”), the date of the merger, Dissenting Holders, who owned in the aggregate approximately 9.9 million shares of TiVo Inc., provided written notice to TiVo Corporation regarding their intent to exercise their appraisal rights. The merger consideration for those shares is currently held in an account by the exchange agent in the TiVo Acquisition. If the Dissenting Holders do not elect to receive the merger consideration, they have until 120 days from the TiVo Acquisition Date to file a petition petition for appraisal in the Delaware Court of Chancery. If the action proceeds to a verdict, the Dissenting Holders will be entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Delaware law), plus prejudgment interest on any appraisal award, which would be calculated at a rate of 5% above the Federal Reserve Discount Rate compounded quarterly. The amount of cash that will be required to be paid to the Dissenting Holders is uncertain and may be greater than the amount currently in an account with the exchange agent in the TiVo Acquisition. Any significant increase in the obligation to the Dissenting Holders could have a material adverse effect on TiVo Corporation’s cash position and financial condition.

Risks Related to Our Financial Position and Capital Needs

Our ability to use our net operating loss carryforwards (NOLs) may be limited; stock transfer restrictions in our certificate of incorporation may act as an anti-takeover device.

As of December 31, 2015, we had U.S. federal NOLs of $1.2 billion. The $1.2 billion in U.S. federal NOLs will begin to expire in various years between 2020 and 2033, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Calculations pursuant to Section 382 of the Internal Revenue Code can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

On September 7, 2016, upon the effective time of the merger with TiVo Inc., our certificate of incorporation was amended and restated to include certain transfer restrictions intended to preserve our tax benefits pursuant to Section 382 of the Internal Revenue Code that apply to transfers made by 5% stockholders, transferees related to a 5% stockholder, transferees acting in coordination with a 5% stockholder, or transfers that would result in a stockholder becoming a 5% stockholder. Such transfer restrictions will expire on the earlier of (i) the repeal of Section 382 or any successor statute if our board of directors determines that such restrictions are no longer necessary or desirable for the preservation of certain tax benefits, (ii) the beginning of a taxable year to which the Board determines that no tax benefits may be carried forward or (iii) such other date as our Board shall fix in accordance with the certificate of incorporation.

The transfer restrictions described above could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our common stock. This may adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our stock or additional shares of our stock. It is also possible that the transfer restrictions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

We have indebtedness which could adversely affect our financial position.

As of September 30, 2016, we had total debt with a par value of $1.3 billion, which included $684.3 million under our Term Loan Facility B, $345.0 million under our 2020 Convertible Notes and $230.0 million under our 2021 Convertible Notes. Our Term Loan Facility B is guaranteed by us and certain of our domestic and foreign subsidiaries and is secured by substantially all of our, the subsidiary guarantors and the co-borrowers’ assets. Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting its operations, many of which are beyond our control.

Covenants in our debt agreements restrict our business in many ways and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected.

Our Term Loan Facility B contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

A breach of any of these covenants could result in a default under our Term Loan Facility B and/or our other indebtedness, which could in turn result a substantial portion of our indebtedness becoming due prior to its scheduled maturity date. In such event, we may be unable to repay all of the amounts that would become due under our indebtedness. If we were unable to repay those amounts, the lenders under our Term Loan Facility B could proceed against the collateral granted to them to secure that indebtedness. In any case, if a significant portion of our debt was accelerated, we might be forced to seek bankruptcy protection.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Term Loan Facility B restricts our ability to dispose of assets, use the proceeds from any disposition of assets and refinance our indebtedness. We may not be able to consummate those dispositions or to maximize the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

In addition, borrowings under our Term Loan Facility B are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Repayment of debt is dependent on cash flow generated by our subsidiaries and their respective subsidiaries.

Our subsidiaries, including Rovi Guides Inc., Rovi Solutions Corporation and TiVo Solutions Inc. (also known as TiVo Inc.), own a significant portion of our assets and conduct substantially all of our operations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event Rovi Corporation does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its debt obligations, including the 2020 Convertible Notes. Accordingly, repayment of Rovi Corporation's indebtedness depends, to a significant extent, on the generation of cash flow by its subsidiaries, including Rovi Guides, Inc. and Rovi Solutions Corporation, the senior secured position of their bank debt, and their ability to make cash available to Rovi Corporation, by dividend, debt repayment or otherwise. Because they are not guarantors or a co-issuer of the 2020 Convertible Notes, Rovi Corporation’s subsidiaries do not have any obligation to pay amounts due on those notes or to make funds available for that purpose. Conversely, the ability of Rovi Solutions Corporation and Rovi Guides, Inc. to repay their indebtedness under our Term Loan Facility B depends, in part, on the generation of cash flow by their respective subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Additionally, distributions from our non-U.S. subsidiaries may be subject to foreign withholding taxes and would be subject to U.S. federal and state income tax which could reduce the net cash available for principal and interest payments.

Despite our current level of indebtedness, we may incur more indebtedness. This could increase the risks associated with our indebtedness.

We and our subsidiaries may incur additional indebtedness in the future. The terms of our debt do not prohibit us or our subsidiaries from incurring additional indebtedness, although such debt terms impose restrictions on our ability to do so. If we incur any additional indebtedness that ranks equally with existing indebtedness, the holders of that indebtedness will be entitled to share ratably with the holders of our existing debt obligations in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles (“GAAP”) from the adoption of recently issued accounting standards could materially affect our financial position and results of operations.

                The accounting rules and regulations we comply with regarding revenue recognition are complex. From time to time the Financial Accounting Standards Board (the “FASB”) modifies the accounting standards applicable to our financial statements. In May 2014, the FASB issued an amended accounting standard for revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Further, in April 2016, the FASB amended Topic 606 to provide additional guidance on revenue recognition as it pertains to licenses of intellectual property. Topic 606 and its related amendments are effective for us in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. We have not selected a transition method and continue to evaluate what effect, if any, the amendments and transition alternatives could have on our financial position and results of operations. Regardless of the transition method selected, application of Topic 606 may significantly impact the amount and timing of revenue recognition, such as recognizing revenue from existing contracts in periods other than when historically reported under existing GAAP or the revenue recognized under existing GAAP could be eliminated as part of the effect of adoption. Further, adoption of Topic 606 could result in changes to the periods when revenue is recognized in the future compared with management’s current expectations under existing GAAP. While the adoption of Topic 606 does not change the cash flows received from our contracts with customers, the adoption of Topic 606 could have a material adverse effect on our financial position or results of operations.

We utilize non-GAAP reporting in our quarterly earnings press releases.

As part of our quarterly earnings press releases, we publish measures compiled in accordance with GAAP as well as non-GAAP financial measures along with a reconciliation between the GAAP and non-GAAP financial measures. The reconciling items have adjusted amounts reported in accordance with GAAP for certain items which are described in detail in each such quarterly earnings press release. We believe that this presentation may be meaningful to investors in analyzing the results of operations and income generation as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions on such non-GAAP financial measures. If we decide to alter or curtail use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be affected if investors analyze our performance in a different manner.

The investment of our cash, cash equivalents and investments in money market funds and marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our investments include various money market funds and marketable debt securities, such as corporate debt securities, U.S. Treasury securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. Furthermore, if there is a default or downgrade of U.S. government or agency debt securities, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our liquidity, financial position, results of operations, or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

Risks Related to Our Business and Industry

If we fail to develop and timely deliver innovative technologies and services in response to changes in the technology and entertainment industries, our business could decline.

The markets for our products, services and technologies are characterized by rapid change and technological evolution. We will need to continue to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products, services and technologies. Despite our efforts, we may not be able to develop timely and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times, such changes can be dramatic, as were the shift from VHS videocassettes to DVDs for consumer playback of movies in homes and elsewhere and the transition from packaged media to internet distribution. Our future success depends to a great extent on our ability to develop and timely deliver innovative technologies that are widely adopted in response to changes in the technology and entertainment industries and that are compatible with the technologies, services or products introduced by other entertainment industry participants.

Despite our efforts and investments in developing new products, services and technologies:

•	we may not receive significant revenue from our current research and development efforts for several years, if at all;

•
we cannot assure you that the level of funding and significant resources we are committing for investments in new products, services and technologies will be sufficient or result in successful new products, services or technologies;

•
we cannot assure you that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property ("IP") rights or will not infringe the intellectual property rights of others;

•	we cannot assure you that any new products or services that we develop will achieve market acceptance;

•	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences;

•	we cannot assure you that revenue from new products, services or technologies will offset any decline in revenue from our products, services and technologies which may become obsolete; and

•
our competitors and/or potential customers may develop products, services or technologies similar to those developed by us, resulting in a reduction in the potential demand for our newly developed products, services or technologies.

Our failure to successfully develop new and improved products, services and technologies, including as a result of any of the risks described above, may reduce our future growth and profitability and may adversely affect our business, results and financial condition.

Our business may be adversely affected by fluctuations in the number of cable television, telecommunications television, and digital broadcast satellite subscribers if the availability of OTT content services causes consumers to cancel their pay TV subscriptions.

For some of our technologies, we are paid a royalty based on the number of subscribers or set top-boxes our pay TV customers have. The ability to enjoy digital entertainment content downloaded or streamed over the internet has caused some consumers to elect to cancel their pay TV subscriptions. If our pay TV customers are unable to maintain their subscriber bases, the royalties they owe us may decline.

Our business may be adversely affected by fluctuations in demand for CE devices incorporating our technologies.

We derive significant revenues from CE manufacturer license fees for our solutions that are based on the number of units shipped. We primarily depend on the cooperation of CE manufacturers to incorporate our technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only some of these agreements guarantee a minimum aggregate license fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. Economic downturns have in the past, and may in the future, significantly impact demand for such CE devices. As a result, our future operating results may be adversely impacted by fluctuations in sales of CE devices employing our technologies.

The decision by manufacturers to incorporate our solutions into their products is a function of what other technologies, products and services are available. Our future operating results may be adversely impacted as a result of CE manufacturers opting not to incorporate our technology into their devices as a result of other available alternatives.

We are exposed to risks associated with our changing technology base through strategic acquisitions, investments and divestitures.

We have expanded our technology base in the past through strategic acquisitions of companies with complementary technologies or IP and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products, services and employees. We may not realize the anticipated benefits of these acquisitions or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

Acquisitions, divestitures and other strategic investments involve numerous risks, including:

•	problems integrating and divesting the operations, technologies, personnel, services or products over geographically disparate locations;

•	unanticipated costs, taxes, litigation and other contingent liabilities;

•
continued liability for pre-closing activities of divested businesses or certain post-closing liabilities which we may agree to assume as part of the transaction in which a particular business is divested;

•	adverse effects on existing business relationships with suppliers and customers;

•	cannibalization of revenue as customers may seek multi-product discounts;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant restructuring charges if acquired products or technologies are unsuccessful;

•	significant diversion of management's attention from our core business and diversion of key employees' time and resources;

•	licensing, indemnity or other conflicts between existing businesses and acquired businesses;

•	inability to retain key customers, distributors, suppliers, vendors and other business relations of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, service offerings, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to identify or complete any acquisition or divestiture in the future. Further, the terms of our indebtedness constrains our ability to make and finance additional acquisitions or divestitures.

If we acquire businesses, new products, service offerings or technologies in the future, we may incur significant acquisition-related costs. In addition, we may be required to amortize significant amounts of finite-lived intangible assets and we may record significant amounts of goodwill or indefinite-lived intangible assets that would be subject to testing for impairment. We have in the past and may in the future be required to write off all or part of the intangible assets or goodwill associated with these investments that could harm our operating results. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our cash and investments. Acquisitions could also cause operating margins to fall depending on the businesses acquired.

Our strategic investments may involve joint development, joint marketing, or entry into new business ventures, or new technology licensing. Any joint development efforts may not result in the successful introduction of any new products or services by us or a third party, and any joint marketing efforts may not result in increased demand for our products or services. Further, any current or future strategic acquisitions and investments by us may not allow us to enter and compete effectively in new markets or enhance our business in our existing markets and we may have to impair the carrying amount of our investments.

Our success is heavily dependent on our proprietary technologies.

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our IP rights. Our patents, trademarks and copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products or services incorporating our technologies can be sold. We have filed applications to expand our patent claims and for improvement patents to extend the current periods of patent coverage. However, expiration of some of our patents may harm our business. If we are not successful in protecting our IP, our business would be harmed.

Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective IP protection may be unavailable or limited in some foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation of our technologies. Such competitive threats could harm our business.

Our ability to maintain and enforce our trademark rights has a large impact on our ability to prevent third party infringement of our brand and technologies and if we are unable to maintain and strengthen our brands, our business could be harmed.

Maintaining and strengthening our brands is important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies, products and services. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets may suffer. Much of the promotion of our brand depends, among other things, on hardware device manufacturing companies and service providers displaying our trademarks on their products. If these companies choose for any reason not to display our trademarks on their products, or if these companies use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. We generally rely on enforcing our trademark rights to prevent unauthorized use of our brand and technologies. Our ability to prevent unauthorized uses of our brand and technologies would be negatively impacted if our trademark registrations were overturned in the jurisdictions where we do business. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brand and logo in such jurisdiction. We have not filed trademark registrations in all jurisdictions where our brand and logo are used.

We may not be able to join standards bodies, license technologies or integrate with platforms that are necessary or helpful to our product or services businesses because of the encumbrances that the proposed associated agreements place on our patents.

Standards bodies often require, as a condition of joining such bodies, that potential members license, agree to license, disclose or place other burdens on their patents. Similarly, technology licensors and platform operators often require that licensees cross license, or agree not to assert, their patents. In order to develop, provide or distribute certain products or services, we may find it necessary or helpful to join these standard bodies, license these technologies or contract with these platform operators. However, in order to do so, we might have to sign agreements under which we would have to license or agree not to assert patents without being able to collect royalties or for fees that we believe are less than those that we could otherwise collect. Similarly, these agreements could require us to disclose invention-related information that we would otherwise prefer to keep confidential. If we choose not to be part of standards bodies, to license certain technologies, or to contract with certain platform operators, our business could be harmed.

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively.

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend on our continuing ability to identify, attract, train and retain highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay Area, where our headquarters are located, and in Southern California where we have significant operations, and the high cost of living in these areas makes our recruiting and compensation costs higher. Moreover, changes in our management or executive leadership team could lead to disruption of our business or distraction of our employees as the organization adapts to such management changes. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

Qualifying, certifying and supporting our technologies, products and services is time consuming and expensive.

We devote significant time and resources to qualify and support our software products on various personal computer, CE and mobile platforms, including operating systems from Alphabet, Apple and Microsoft. In addition, we maintain high-quality standards for products that incorporate our technologies and products through a quality control certification process. To the extent that any previously qualified, certified and/or supported platform or product is modified or upgraded, or we need to qualify, certify or support a new platform or product, we could be required to expend additional engineering time and resources, which could add significantly to our development expenses and adversely affect our operating results.

The success of certain of our solutions depends on the interoperability of our technologies with consumer hardware devices.

To be successful, we design certain of our solutions to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players and recorders, Blu-ray players, digital still cameras, digital camcorders, portable media players, digital TVs, home media centers, set-top boxes, video game consoles, MP3 devices, multi-media storage devices, mobile tablets and smartphones. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate certain of our technologies into their product offerings and ensure consistent playback of encoded files. Currently, a limited number of devices are designed to support certain of our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate certain of our technologies into their product offerings, those technologies may become less accessible to consumers, which would adversely affect our revenue potential.

We have made and expect to make significant investments in infrastructure which, if ineffective, may adversely affect our business results.

We have made and expect to make significant investments in infrastructure, tools, systems, technologies and content, including initiatives relating to digital asset and rights management, cloud-based systems and technologies and data warehouses, aimed to create, assist in the development or operation of, or enhance our ability to deliver innovative products and services across multiple media, digital and emerging platforms. These investments may ultimately cost more than is anticipated, their implementation may take longer than expected and they may not meaningfully contribute to or result in successful new or enhanced products, services or technologies.

Our products and services could be susceptible to errors, defects, or unintended performance problems that could result in lost revenues, liability or delayed or limited market acceptance.

We develop and offer complex solutions, which we license and otherwise provide to customers. The performance of these solutions typically involves working with sophisticated software, computing and communications systems. Due to the complexity of these products and services, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products or services by the customer. Because certain of our products and services are embedded in digital content and other software, or rely on stable transmissions, our solutions' performance could unintentionally jeopardize our customers' product performance. Because customers rely on our products and services as used in their software and applications, defects or errors in our products or services may discourage customers from purchasing our products or services. These defects or errors could also result in product liability, service level agreement claims or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Any such defects, errors, or unintended performance problems in existing or new products or services, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service costs, any of which could materially harm our business.

Business interruptions could adversely affect our future operating results.

The provision of certain of our products and services depends on the continuing operation of communications and transmission systems and mechanisms, including satellite, cable, wire, internet, over the air broadcast communications and transmission systems and mechanisms. These communication and transmission systems and mechanisms are subject to significant risks and any damage to or failure of these systems and mechanisms could result in an interruption of the provision of our products and services.

Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. Our operating results and financial condition could be materially harmed in the event of a major earthquake or other natural or man-made disaster that disrupts our business. The communications and transmission systems and mechanisms that we depend on are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.

We have a complex business that is international in scope. Ensuring that we have adequate internal controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal controls over financial reporting. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. Furthermore, our independent registered public accountants may interpret the Section 404 requirements and the related rules and regulations differently from how we interpret them, or our independent registered public accountants may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, operated or reviewed in the future. Finally, in the event we make a significant acquisition, or a series of smaller acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent registered public accountants may decline or be unable to report on the effectiveness of our internal controls over financial reporting or may issue a qualified report in the future. This could result in an adverse reaction in the financial markets due to investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements.

We will incur costs and demands on management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

We have incurred, and expect to continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including complying with the requirements of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and NASDAQ. As long as the SEC requires the current level of compliance or more for public companies of our size, we expect these rules and regulations to require significant legal and accounting compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various states and foreign jurisdictions in which we do business, we could be exposed to unexpected costs, expenses, penalties, and fees as a result of our noncompliance in which case our business could be harmed.

As our business grows and expands, we have started to do business in an increasing number of states nationally and foreign jurisdictions. By engaging in business activities in these states and foreign jurisdictions, we become subject to their various laws and regulations, including possible requirements to collect sales tax from our sales within those states and foreign jurisdictions and the payment of income taxes on revenue generated from activities in those states and foreign jurisdictions. The laws and regulations governing the collection of sales tax and payment of income taxes are numerous, complex, and vary among states and foreign jurisdictions. If we fail to comply with these laws and regulations requiring the collection of sales tax and payment of income taxes in one or more states and foreign jurisdictions where we do business, we could be subject to significant costs, expenses, penalties, and fees in which case our business would be harmed.

Because many of our technologies, products and services are designed to comply with industry standards, to the extent we cannot distinguish our technologies, products and services from those sold by our competitors, our current distributors and customers may choose alternate technologies, products and services or choose to purchase them from multiple vendors.

We cannot provide any assurance that the industry standards for which we develop new technologies, products and services will allow us to compete effectively with companies possessing greater financial and technological resources than we have to market, promote and exploit sales opportunities as they arise in the future. Technologies, products and services that are designed to comply with standards may also be viewed as interchangeable commodities by certain customers. We may be unable to compete effectively if we cannot produce technologies, products and services more quickly or at lower cost than our competitors. Further, any new technologies, products and services developed may not be introduced in a timely manner or in advance of our competitors' comparable offerings and may not achieve the broad market acceptance necessary to generate significant revenues.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do, which could reduce demand for our products or services or render them obsolete and if competition increases or if we are unable to effectively compete with existing or new competitors, the result could be price reductions, fewer customers and loss of market share, any of which could result in less revenue and harm our business.

Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, over the top applications, printed television guides in newspapers and weekly publications, and local cable television guides.

Our IPG products also compete against customers and potential customers who choose to build their own IPG, including both those who do and those who don't elect to license our patents.

We believe that our set-top box digital-to-analog copy protection, DVD digital-to-analog copy protection and videocassette copy protection systems currently have limited competition. It is possible, however, that alternative copy protection technologies could become competitive. Additionally, new competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas. It is also possible that the overall demand for copy protection systems may decline more quickly than anticipated.

The markets for the consumer hardware and software products sold by our customers are competitive and price sensitive. Licensing fees for our technologies, products and services, particularly in the physical media, CE and personal computer areas, may decline due to competitive pricing pressures and changing consumer demands. In addition, we may experience pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and could adversely affect our operating results. To increase per unit royalties, we must continue to introduce new, highly functional versions of our technologies, products and services for which we can charge higher amounts. Any inability to introduce such technologies, products and services in the future or other declines in the amounts we can charge would also adversely affect our revenues.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and services and introduce new high-quality technologies, products and services to meet the wide variety of such competitive pressures. Our ability to generate revenues from our business will suffer if we fail to do so successfully.

We face a number of competitive challenges in the sale and marketing of the TiVo service direct to retail consumers as well as to our service provider customers.

The DVR and advanced television solutions market is rapidly evolving, and we face significant competition. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. As a result of this intense competition, we could incur increased subscription acquisition costs that could adversely affect our retail consumer business in the future. If new technologies (such as internet streaming) render the retail DVR market obsolete, we may be unable to generate sufficient revenue to cover the expenses and obligations in our retail consumer business.

Our service provider revenues depend both upon our ability to successfully negotiate agreements with service provider customers and, in turn, upon our customers' successful commercialization of our licensed products and technology through their marketing of the TiVo service and related DVRs to consumers.

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, video game consoles, and other dedicated over-the-top video streaming devices (such as Roku, AppleTV, and Amazon Fire TV). The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, video on demand, and mail-order DVD services. Such competition could harm our business, financial condition, and results of operations.

Many of these products or services have established markets, broad user bases, and proven consumer acceptance. In addition, many of the manufacturers and distributors of these competing devices and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional activities, and more strategic partners. Faced with this competition, we may be unable to effectively differentiate our products, including DVRs, and the TiVo service from other consumer electronics devices or entertainment services and our business, financial condition, and results of operations would be harmed.

Consumers may not be willing to pay for our products and services, we may be forced to discount our products and services, and we may introduce products and services at lower price points which could adversely impact our revenues. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay a separate subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR and non-DVR products as too expensive. In order to continue to grow our subscription base, we have lowered the price of our DVRs in the past and raised our subscription pricing and alternatively we may choose to raise our DVR pricing and lower our subscription pricing in the future. As a result of lower hardware pricing and higher subscription pricing, the profitability of such newly acquired customers was shifted outward in time as we need to first recoup the expenses incurred in connection with the sale of a heavily subsidized DVR. For competitive and financial reasons, we may need to change the pricing of our DVRs and our service fees again in the future. Furthermore, we have introduced non-DVR products such as TiVo Mini meant to expand the TiVo experience throughout the home, but such a product has a lower hardware cost and lower associated service fees and it may impact our total revenues as well as our ARPU per subscription to the extent these products are offered at lower subscription price points. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions, and in such an event our retail consumer business would be harmed.

Growth in our TiVo-Owned subscriptions and related revenues could be harmed by offerings by our television distribution partners who also would be able to offer the TiVo service in the future. Our ability to grow our TiVo-Owned subscriptions and related revenues could be harmed by competition from our television distribution partners, such as RCN, Suddenlink, and others, who may be able to offer TiVo-branded DVR and non-DVR solutions to their customers at more attractive pricing than we may be able to offer the TiVo service to our TiVo-Owned customers. Furthermore, if we are unable to sufficiently differentiate the TiVo service offered direct to consumers by TiVo from the TiVo-branded DVR solutions offered by our licensing partners, customers who would have otherwise chosen the TiVo service offered direct to consumers by us may instead choose to purchase the TiVo-branded DVR solution from our licensing partners. Additionally, to the extent that potential customers defer subscribing to the TiVo service in order to wait for announced, but not yet deployed in their geographic area, TiVo-branded DVR solutions from our licensing partners, the growth of our TiVo-Owned subscriptions could be reduced. If the number of our TiVo-Owned subscriptions fails to grow or decreases in the future, our retail consumer business will be harmed.

It is expensive to establish a strong brand. We believe that establishing and strengthening the TiVo brand is critical to achieving widespread acceptance of our products and services and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the advanced television services market with competing products and services. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality services and customer support. These activities are expensive and we may not generate a corresponding increase in subscriptions or revenues to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract subscriptions and effectively compete in the DVR market.

We rely on our retail partners and service providers to market and distribute our products and services. In addition to our own efforts, our retail partners distribute our products that enable the TiVo service. We rely on their sales forces, marketing budgets, and brand images to promote and support our products and the TiVo service. Additionally, we now have arrangements with many service providers, both domestically and internationally, to market and promote the TiVo service. We expect to continue to rely on our relationships with these companies to promote and support DVRs and other devices that enable the TiVo service. The loss of one or more of these companies or the failure of one or more of these companies to provide anticipated marketing support could require us to undertake more of these activities on our own. Further, if any of our service providers elect to support a competing technology, our business could be harmed despite the fact that many of our agreements with our service providers include exclusivity provisions, minimum deployment commitments, or minimum financial commitments. As a result, we would spend significant resources to support the TiVo service and the DVRs and other devices that enable the TiVo service or we would otherwise see a reduction in new and existing service provider deployments from such service providers. If we are unable to provide adequate marketing support for our products and the TiVo service, our ability to attract additional subscriptions to the TiVo service will be limited.

We face competitive risks in the provision of an entertainment offering involving the distribution of digital content through broadband, including from broadband devices connected directly to the TV or through a PC or other device connected to the TV or to mobile devices.

We have previously launched access to the entertainment offerings of Amazon Video, Netflix, Hulu Plus, VUDU, Pandora, and others for the distribution of digital content directly to broadband-connected TiVo devices. Our offerings with Amazon Video, Netflix, Hulu Plus, Pandora, and others typically involve no significant long-term commitments. We face competitive, technological, and business risks in our ongoing provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix, and others, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to TiVo devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon, and Google that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Video, Netflix, Hulu Plus, Pandora, and our other partners, on our own, or an equivalent offering with other third-parties, the attractiveness of the TiVo service to new subscribers would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers would be harmed.

Establishing and maintaining licensing relationships with companies are important to build and support a worldwide entertainment technology licensing ecosystem and to expand our business, and failure to do so could harm our business and prospects.

Our future success depends on our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	pay TV operators;

•	operators of entertainment content distributors, including PPV and VOD networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, DVD hardware manufacturers and personal computer manufacturers;

•	semiconductor and equipment manufacturers;

•	content rights holders;

•	retailers and advertisers;

•	DRM suppliers; and

•	internet portals and other digital distribution companies.

Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

Some of our third party license arrangements require that we license others' technologies and/or integrate our solutions with others. In addition, we rely on third parties to report usage and volume information to us. Delays, errors or omissions in this information could harm our business. If these third parties choose not to support integration efforts or delay the integration of our solutions, our business could be harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, pay TV operators and manufacturers of CE products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.

We generate a significant portion of our revenue from patent license agreements with a small number of major pay TV operators which would lead to substantial revenue loss and possible litigation if not renewed.

We generate a significant amount of revenue from our contracts with AT&T Inc. (including DIRECTV), Comcast and Charter Communications (including Time Warner Cable which was acquired by Charter in May 2016). In December 2015, our contract with AT&T (including DIRECTV) was extended to December 2022. In June 2016, we amended our license agreement with Charter Communications to cover Time Warner Cable. Our contract with Comcast expired in March 2016 and we filed litigation against Comcast for patent infringement in April 2016. The expiration of our license with Comcast, as well as litigation initiated against Comcast, may result in a reduction of revenue and an increase in litigation costs. We cannot assure you that the resolution with Comcast will be on terms acceptable to us. And while the Company anticipates that Comcast will eventually execute a new license, the length of time that Comcast is out of license prior to executing a license is uncertain. In addition, the amount of revenue recognized in the reporting period a license is executed is uncertain and will depend on a variety of factors including license terms such as duration, pricing, licensed products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license. Furthermore, we cannot assure you that these license agreements with major pay TV operators will not be terminated under certain circumstances. If that occurs and we are unable to replace the revenue associated with these agreements through similar or other business arrangements, our revenues and profit margins would decline and our business would be harmed as a result.

Some software we provide may be subject to “open source” licenses, which may restrict how we use or distribute our software or require that we release the source code of certain products subject to those licenses.

Some of the products we support and some of our proprietary technologies incorporate open source software such as open source codecs that may be subject to the Lesser Gnu Public License or other open source licenses. The Lesser Gnu Public License and other open source licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser Gnu Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers (both internal and outsourced) do not include open source software in products and technologies we intend to keep proprietary, we cannot be certain that open source software is not incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. Also, in relying on multiple software programmers to design products and technologies that we intend, or ultimately end up releasing in the open source community, we may discover that one or multiple such programmers have included code or language that would be embarrassing to us, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. Such additional liability could include claims that result in litigation, require us to seek licenses from third-parties in order to keep offering our software, require us to re-engineer our software, require us to release proprietary source code, require us to provide indemnification or otherwise subject us to liability to a customer or supplier, or require us to discontinue the sale of a product in the event re-engineering cannot be accomplished in a timely manner, any of which could adversely affect our business.

Some terms of our agreements with licensees could be interpreted in a manner that could adversely affect licensing revenue under those agreements.

Some of our license agreements contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensees. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to licensees, which could, if applied, result in lower revenues or otherwise adversely affect our business, financial condition, results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

Limitations on control of our IPG Inc. joint venture may adversely impact our operations in Japan.

We hold a 46% interest in IPG Inc., as a joint venture with non-affiliated third parties, which hold the remaining interest. As a result of such arrangement, we may be unable to control the operations, strategies and financial decisions of IPG Inc. which could in turn result in limitations on our ability to implement strategies that we may favor, or to cause dividends or distributions to be paid. In addition, our ability to transfer our interests in IPG Inc. may be limited under the joint venture arrangement.

We generate a significant amount of revenue from our settlement agreements with DISH, AT&T and Verizon and our agreement with DIRECTV which expire in 2018, and if we are unable to renew or replace these revenues, our business would be harmed.

In 2011, TiVo Solutions entered into a settlement and patent license agreement with Dish and in 2012 we entered into settlement and patent license agreements with AT&T and Verizon. The agreements with DISH, AT&T and Verizon will generate recurring revenues for us until 2018. We generate a significant amount of revenues as a result of these settlement and patent license agreements. If we are unable to renew or replace these revenues through similar or other business arrangements, our revenues would decline and our business would be harmed as a result.

Our contract for TiVo service and software with DIRECTV, which was acquired by AT&T (who is also a TiVo licensee), expires on February 15, 2018. We cannot assure you that our license agreement with DIRECTV will be renewed on terms acceptable to us or at all. If we are unable to replace the revenue associated with this agreement through similar or other business arrangements, our revenues and profit margins would decline and our business would be harmed as a result. While it is our intent to renew both our DIRECTV and AT&T agreements, as a result of AT&T's acquisition of DIRECTV, the timing and structure of such renewals with AT&T/DIRECTV could have a negative impact on our future revenues. We also cannot assure you that these license agreements will be renewed. Additionally, we may become involved in litigation with these licensees in connection with attempting to negotiate new agreements. The existence and/or outcome of such litigation could harm our business.

Dependence on the cooperation of pay TV operators, television broadcasters, hardware manufacturers, data providers and delivery mechanisms could adversely affect our revenues.

We rely on third party providers to deliver our IPG data to some of the CE devices that include our IPG. Further, our national data network provides customized and localized listings to our IPG service for pay TV and licensees of our data used in third party IPGs for pay TV. In addition, we purchase certain Metadata from commercial vendors that we redistribute. The quality, accuracy and timeliness of that Metadata may not continue to meet our standards or be acceptable to consumers. There can be no assurance that commercial vendors will distribute data to us without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms. Technological changes may also impede the ability to distribute Metadata. Our inability to renew these existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively transmit our Metadata to CE devices could have a material adverse effect on our CE IPG and IPG data business.

We are dependent on third parties for Metadata, third party images and content.

We distribute, as a revenue generating activity, Metadata. In the future, we may not be able to obtain this content, or may not be able to obtain it on the same terms. Such a failure to obtain the content, or obtain it on the same terms, could damage the attractiveness of our Metadata offerings to our customers, or could increase the costs associated with providing our Metadata offerings, and could thus cause revenues or margins to decrease.

We depend on a limited number of third-parties to manufacture, distribute, and supply critical components, technologies, assemblies, and services for the products that enable the TiVo service. We may be unable to operate our business if these parties do not perform their obligations or we are unable to incorporate such critical components or technologies into our products.

The TiVo service is enabled through the use of products, including DVR and non-DVR products, manufactured for us by a third-party contract manufacturer. In addition, we rely on sole suppliers for a number of key components and technologies for these DVRs and other devices we manufacture. We also rely on third-parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner or we are unable to purchase or license such third party components or technologies, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services or require us to remove certain features or functionalities from our products which may decrease the commercial appeal of our products for our customers. Any of these outcomes would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

In addition, we face the following risks in relying on these third-parties:

Unsuccessful or lost manufacturing relationships. If our manufacturing relationships are not successful, we may be unable to satisfy demand for our products and services. We manufacture DVRs and non-DVRs that enable the TiVo service through a third-party contract manufacturer, Flextronics. Delays, product shortages, and other problems could impair our distribution and brand image and make it difficult for us to attract subscriptions and service our Pay-TV Operator customers. In addition, as we are dependent on Flextronics as our sole third-party contract manufacturer, the loss of this manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do or which could prove time-consuming and expensive.

Dependence on sole suppliers and third party components and technologies. We are dependent on sole suppliers for key components, technologies and services. If these suppliers fail to perform their obligations or we are unable to purchase or license such third party components, technologies or services, we may be unable to find alternative suppliers or deliver our products and services to our customers on time or with the features and functionality they expect. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service, of which we may not have written supply agreements with certain sole suppliers for key components or services for our products. For example, Broadcom is the sole supplier of the system controller for our DVR. We do not currently have a long-term written supply agreement with Broadcom although we do have limited rights to continue to purchase from Broadcom in the event Broadcom notifies us a product is being discontinued. Therefore, Broadcom is not contractually obligated to supply us with these key components on a long-term basis or at all. In addition, because we are dependent on sole suppliers for key components and services, our ability to manufacture our DVRs and other devices is subject to increased risks of supply shortages (without immediately available alternatives), exposure to unexpected cost increases in such sole supplied components, as well as other risks to our business if we were to fail to comply with conflict mineral requirements due to our reliance on these suppliers. Additionally, certain features and functionalities of our TiVo service and DVRs are dependent on third party components and technologies. If we are unable to purchase or license such third party components or technologies, we would be unable to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business.

If our arrangements with Broadcom or with our third-party contract manufacturer or other suppliers of critical third party components or technologies were to terminate or expire without a replacement arrangement in place, or if we or our manufacturers were unable to obtain sufficient quantities of these components, technologies, or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.

We depend upon third-parties to provide supply chain services related to inventory management, order fulfillment, and direct sales logistics. We rely on third-party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third-party retailers. If one or several of our third-party supply chain partners were to discontinue services for us, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered which could in turn harm our business.

We are dependent on our major retail partners for distribution of our hardware products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, Amazon, and others for distribution of TiVo-enabled DVRs and non-DVR products. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs and non-DVR products sold to consumers could decrease which could in turn harm our business.

If cable operators were to cease supporting and providing CableCARDs to consumers or cable operators were to transmit television programs using technology that prevents our retail products from receiving and displaying television programs, the functionality of our current retail products would be severely limited, in which case our business would be harmed.

The cable industry in the United States is currently required to provide access to digital high definition television signals to retail products by supplying separable security functionality to decrypt encrypted signals. Traditionally, cable operators have satisfied this separable security requirement by supplying CableCARD conditional access security cards. We rely on cable operators to supply CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. With the limited exception of high definition over the air broadcast channels, our DVRs presently are limited to using CableCARDs to access digital cable, high definition, and premium cable channels (such as HBO) that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Our retail cable products are unable to access the encrypted digital television signals of satellite providers such as DIRECTV and DISH as well as alternative television service providers such as AT&T U-verse and Google Fiber. And without CableCARDs, there presently is no alternative way for us to sell a retail cable product that works across cable systems nationwide. Furthermore, to the extent more pay TV customers obtain television service from satellite television providers and alternative television providers such AT&T U-verse and Google Fiber, the desirability of our retail products and service will be harmed.

In November 2014, Congress passed the Satellite Television Extension and Localism Act Reauthorization ("STELAR"). Among other things, STELAR repealed an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the set-top boxes they lease to their subscribers effective December 4, 2015. STELAR did not alter the requirement that cable operators provide separable security to retail devices and the cable industry has represented to Congress that it would continue to provide and support retail CableCARD devices in compliance with the separable security requirement. However, without continued use by operator leased devices, the prices charged by operators to consumers for CableCARDs could increase and support for retail CableCARD devices could deteriorate.

As part of STELAR, the FCC Chairman established a working group of technical experts, including a representative from TiVo, representing a wide range of stakeholders, to identify, report, and recommend performance objectives, technical capabilities, and technical standards of a not unduly burdensome uniform, and technology and platform neutral software based downloadable security system designed to allow retail devices to access multichannel video programming.

The working group submitted its report to the FCC on August 28, 2015. On February 18, 2016, the FCC initiated a proceeding proposing rules intended to allow companies to build retail devices or software solutions that can navigate the universe of multichannel video programming with a competitive user interface while also requiring continued support for retail CableCARD devices. If cable operators were to cease supporting and providing CableCARDs to consumers without providing TiVo with a commercially viable alternative method of accessing digital cable, high definition, and premium cable channels that works across cable systems nationwide, we would be unable to sell most of our current retail products, may be unable to create future retail products that receive pay TV programming, and our business would be harmed as the market for devices which only receive over the air broadcast television signals is significantly smaller than the current pay TV market. In June 2016, the cable industry proposed an alternative to the FCC’s proposed rules. The cable industry proposal involves the use of apps to allow consumers access to subscription-based video programming directly on their internet-connected televisions and other television-connected devices. We have objected to the cable industry proposal because we believe that the adoption of the proposal would result in competitive devices, such as ours, losing some of the functionalities that they currently offer consumers. This would make them less attractive and consumers would have less of an incentive to purchase our products and services. The FCC was scheduled to vote at its September 29, 2016, meeting on proposed rules that would have included an app approach but required support for widely-deployed platforms (including the TiVo platform). The FCC subsequently postponed the vote and has not set a new date for a decision. We cannot predict the ultimate outcome of this proceeding or the impact of any new technical equipment regulations on our business and operations.

Certain cable operators are deploying switched digital video technologies to transmit television programs in an on demand fashion (switched digital) only to subscribers who request to watch a particular program. Although cable operators are deploying a solution to enable our retail products to receive channels delivered with switched technologies (known as the “Tuning Adapter”), if this technology is not successful or is not accepted by our customers (due to cost, complexity, functionality, or other reasons), then the increased use of switched technologies and the continued inability of our products to receive switched cable programming without a Tuning Adapter may reduce the desirability and competitiveness of our products and services and adversely affect sales of our TiVo-Owned subscriptions in which case our business would be harmed.

Similarly, if cable operators implement new technologies in the future to transmit television programming that do not allow programs to be received and displayed on our retail products, the desirability and competitiveness of our products and services will be adversely affected and impact the sales of our TiVo-Owned products and services, in which case our business would be harmed.

We have limited control over existing and potential customers' and licensees' decisions to include our technology in their product and service offerings.

In general, we are dependent on our customers and licensees to incorporate our technology into their products and services. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products and services. If our customers were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Furthermore, while we may be successful in having one or more industry standards-setting organizations require that our technology be used in order for a product to be compliant with the standards promulgated by such organizations, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.

If we fail to adequately manage our increasingly complex distribution agreements, including licensing, development, and engineering services, we could be subjected to unexpected delays in the deployment of TiVo's advanced television solutions, increased costs, possible penalties and adverse accounting and contractual consequences, including termination of such distribution arrangements. In any such event, our business would be harmed.

In connection with our deployment arrangements for TiVo, we engage in complex licensing, development, and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting of the TiVo service, maintenance, and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, Com Hem and Virgin, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.

In addition, when we enter into such deployment agreements with television service providers, we are typically required to make cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different operating results, in addition to differences in timing and income statement classification of related expenses and revenues. An unfavorable change in estimates could result in a reduction of profit due to higher cost or the recording of a loss once such a loss becomes known to us that would be borne solely by us. We also recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. If we are unable to properly measure and estimate our progress toward completion in such circumstances, we could incur unexpected additional costs, be required to recognize certain costs earlier than expected, or otherwise be required to delay recognition of revenues unexpectedly. A material inability to properly manage, estimate, and perform these development and engineering services for our television service provider customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

The nature of some of our business relationships may restrict our ability to operate freely in the future.

From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have included and may in the future include exclusivity provisions (such as geographic or product specific limitations), most favored customer limitations, and patent licensing arrangements. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model or otherwise were justified by the terms of the particular relationship, the terms and conditions of such business relationships may place some restrictions on the operation of our business, including where we operate, who we work with, and what kinds of activities we may engage in, in the future.

We face significant risks in overseeing our outsourcing of manufacturing processes as well as in the management of our inventory, and failure to properly oversee our manufacturing processes or to effectively manage our inventory levels may result in product recalls or supply imbalances that could harm our business.

We have contracted for the manufacture of certain TiVo-enabled DVRs and non-DVR products with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales channels. Product manufacturing is outside our core business and we face significant risks if our contract manufacturer does not perform as expected. If we fail to effectively oversee the manufacturing process, including the work performed by our contract manufacturer, we could suffer from product recalls, poorly performing product, and higher than anticipated warranty costs.

In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR and non-DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR and non-DVR units well in advance of our peak selling periods. We also have risks with respect to changing hardware forecasts with our television service provider partners who may revise their purchase forecasts lower or higher after we have committed manufacturing resources to meeting such forecasts due to long-lead times and prior to the time in which such television service provider forecasts become contractually binding. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR and non-DVR models. If we were to overestimate demand for our products, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. If we were to underestimate demand for our products, we may end up with inventory shortages causing us to fail to meet actual customer demand. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

We face significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas, which, if not properly managed, could result in the loss of valuable intellectual property, increased costs due to inefficient and poor work product, and subject us to export control restrictions which could impede or prevent us from working with partners internationally, which could harm our business, including our financial results, reputation, and brand.

We have from time-to-time outsourced engineering work related to the design and development of the software in our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to in the future work, with companies located in jurisdictions outside of the United States, including, but not limited to, Romania, India, Ukraine, and the United Kingdom. We have limited experience in the outsourcing of engineering and software development to third-parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets, and copyrights. We could also be subjected to increased regulatory and other scrutiny related to export control restrictions which could impede or prevent us from working with international partners. Additionally, instead of saving money, we could in fact incur significant additional costs as a result of inefficient or delayed engineering services or poor work product. As a result, our business would be harmed, including our financial results, reputation, and brand.

The markets for our advertising platform may not develop and we may fail in our ability to fully exploit these opportunities if these markets do not develop as we anticipate.

The market for interactive television advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop our advertising platform as a medium widely accepted by consumers and advertisers. In addition, pay TV operators who have a patent license from us are not required to provide advertising or utilize our technology, although some have. Therefore, our ability to derive advertising revenues from our patent licensees also depends on the implementation of compatible interactive advertising technologies by such licensees.

Consolidation of the telecommunications, cable and satellite broadcasting industry could adversely affect existing agreements.

We have entered into agreements with a large number of pay TV operators for the licensing or distribution of our technology, products and services. If consolidation of the telecommunications, cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps which could result in an adverse effect on the amount of revenue we receive under these types of agreements.

A significant portion of our revenue is derived from international sales. Economic, political, regulatory and other risks associated with our international business or failure to manage our global operations effectively could have an adverse effect on our operating results.

As of December 31, 2015, we had three major locations (defined as a location with more than 50 employees) and employed approximately 487 employees outside the U.S. We face challenges inherent in efficiently managing employees over large geographic distances and across multiple office locations, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.

We expect that international and export sales will continue to represent a substantial portion of our revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our solutions.

To the extent that foreign governments impose restrictions on importation of programming, technology or components from the U.S., the demand for our solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our IP rights to the same extent as do the laws of the U.S., which increases the risk of unauthorized use of our technologies. Such laws also may not be conducive to copyright protection of digital content, which may make our content protection technology less effective and reduce the demand for it.

Because we sell our products and services worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements and the costs of complying with such laws (including consumer and data protection laws);

•	changes in, or weakening of copyright and IP (patent) laws;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions or difficulty in obtaining export licenses for certain technology;

•	import and export restrictions and duties, including tariffs, quotas or taxes and other trade barriers and restrictions;

•
fluctuations in our effective income tax rate driven by changes in the pre-tax profits that we derive from international sources, as well as changes in tax laws in jurisdictions in which we have a presence;

•	changes in a specific country's or region's political or economic condition, including changes resulting from the threat of terrorism;

•	difficulty in staffing and managing foreign operations, including compliance with laws governing labor and employment; and

•	fluctuations in foreign currency exchange rates.

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies, products or services for use by foreign pay TV operators, CE and set-top box manufacturers, PPV/VOD providers and others or if regulations governing our international businesses change. Any changes to the statutes or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

We face risks with respect to conducting business in China due to China's historically limited recognition and enforcement of intellectual property and contractual rights and because of certain political, economic and social uncertainties relating to China.

We have direct license relationships with many consumer hardware device manufacturers located in China and a number of the electronics companies that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect consumer hardware device manufacturing in China to continue to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face additional risks in China, in large part due to China's historically limited recognition and enforcement of contractual and IP rights. In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our IP rights in China, where IP rights are not as respected as they are in the U.S., Japan and Europe. Unauthorized use of our technologies and IP rights by China-based consumer hardware device manufacturers may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our IP rights in China, our revenue could be adversely affected.

Our systems and networks are subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online business activities depend on the ability to store and transmit confidential information and licensed IP securely on our systems, third party systems and over private, hybrid and public networks. Any compromise of our ability to store or transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Storage and online transmissions are subject to a number of security and stability risks, including:

•
our own or licensed encryption and authentication technology, or access or security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or IP;

•
we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services, or cause customer information or other sensitive information to be disclosed to a perpetrator, others or the general public;

•
someone could circumvent our security measures and misappropriate our, our business relations or customers' proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, many of which are contingent on our sustaining appropriate security protections;

•	our computer systems could fail and lead to service interruptions or downtime for television or other guidance systems, or websites, which may include e-commerce websites;

•	we could inadvertently disclose customer information; or

•	we may need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. Because some of our technologies and businesses are intended to inhibit use of or restrict access to our customers' IP, we may become the target of hackers or other persons whose use of or access to our customers' IP is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

Our product and service offerings rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers or third party data centers. We do not have complete redundancy for all of our systems, and we do not maintain real-time back-up of our data, so in the event of significant system disruption, particularly during peak periods, we could experience loss of data processing capabilities, which could cause us to lose customers and could harm our operating results. Notwithstanding our efforts to protect against “down time” for products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide products and services, we must protect the security of our systems, networks, databases and software.

We need to safeguard the security and privacy of our customers’ confidential data and remain in compliance with laws that govern such data, and any inability to do so may harm our reputation and brand and expose us to legal action.

Our products and services and back-end information technology systems can collect and allow us to store individual viewer and account preferences and other data our customers may consider confidential. To provide better consumer experiences and to operate effectively, and for our analytics business and other businesses, we collect certain information from users. Collection and use of such information may be subject to U.S. federal and state privacy and data collection laws and regulations, standards used by credit card companies applicable to merchants processing credit card details, and foreign laws such as the European Union's Data Protection Directive (which may be added to or amended by the proposed General Data Protection Regulation or other regulations in the future). We may also be subject to third party privacy policies and permissions and obligations we owe to third parties, including, for example, those of pay TV operators. We post our privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between client and server. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and for our products and services more generally. Any failure by us to comply with privacy policies or contractual obligations, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact our data collection efforts and subject us to fines, litigation or other liability.

In addition, the Children's Online Privacy Protection Act imposes civil and criminal penalties on persons collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our websites or services to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate this or other similar laws. The manner in which such laws may be interpreted and enforced cannot be fully determined, and future legislation could subject us to liability if we were deemed to be non-compliant.

Further, if our technological security measures are compromised, our customers may curtail or stop use of our products and services. Our products and services such as DVRs may contain the private information of our customers, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all services that connect with the Internet, our service, including our website, is vulnerable to break-ins, attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or shutdowns of our service, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in service and website performance or availability problems, the complete shutdown of our service or website, or the loss or unauthorized disclosure of confidential information, our customers may lose trust and confidence in us, and decrease or discontinue their use of our service. Further, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to our information or our customers' information. It is also possible that one of our employees could gain access to our information or our customer's information and use it in violation of our internal policies and procedures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to proactively address these techniques or to implement adequate preventative measures from either external or internal threats. We may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches. Additionally, the laws governing such data are constantly changing and evolving and we must comply with these laws or our business, including our reputation, brand and financial results will be harmed. Failure to protect our information and our customer's information from external or internal threats could negatively impact our ability to attract new customers, cause existing customers to cancel their subscriptions, cause commercial partners to cease doing business with us, subject us to third-party lawsuits, regulatory fines or other actions or liabilities, thereby harming our business and operating results.

We and the third-party vendors we work with will need to remain compliant with the Payment Card Industry requirements for security and protection of customer credit card information and an inability to do so by us or our third-party vendors will adversely affect our business.

As a merchant who processes credit card payments from its customers, we are required to comply with the payment card industry requirements imposed on us for the protection and security of our customers' credit card information. If we are unable to successfully remain compliant with the payment card industry requirements imposed on us as a credit card merchant, our business would be harmed because we could be prevented in the future from transacting customer subscription payments by means of a credit card.

Risks Related to the Ownership of Our Common Stock

Our revenue levels or rate of revenue growth on a quarterly or annual basis may fluctuate, which may cause us to not be able to sustain our operating results, which may cause our common stock price to decline.

Our revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied on as indications of future performance. We may not be able to sustain our revenue levels, or our rate of revenue growth, on a quarterly or annual basis. In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under generally accepted accounting principles in the U.S. Fluctuations in our operating results have in the past caused, and may in the future cause, the price of our common stock to decline.

Other factors that could affect our operating results include:

•	the acceptance of our technologies by pay TV operators and CE manufacturers and other customers;

•	the timing and introduction of new services and features;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	expenses related to, and the financial impact of, the dispositions of businesses, including post-closing indemnification obligations;

•	the timing and ability of signing high-value licensing agreements during a specific period;

•	the extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•	the pace at which our analog and older products sales decline compared to the pace at which our digital and new product revenues grow; and

•
adverse changes in the level of economic activity in the U.S. or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the U.S. or its allies, or generally weak and uncertain economic and industry conditions.

Our operating results may also fluctuate depending on when we receive royalty reports from certain licensees. We recognize a portion of our license revenue only after we receive royalty reports from our licensees regarding the manufacture of their products that incorporate our technologies. As a result, the timing of our revenue is dependent on the timing of our receipt of those reports, some of which are not delivered until late in the reporting period or after the end of the reporting period. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have deferred an unusually large amount of licensing revenue from a licensee in a given reporting period because not all of the revenue recognition criteria were met. The subsequent satisfaction of the revenue recognition criteria can result in a large amount of licensing revenue from a licensee being recorded in a given reporting period that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future reporting periods, thus causing fluctuations in our operating results.

Seasonal trends may cause our quarterly operating results to fluctuate and our inability to forecast these trends may adversely affect the market price of our common stock.

Consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products is very difficult, we have experienced that sales of DVRs and other retail products and new subscriptions to the TiVo service have been higher during the holiday shopping season when compared to other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results;

•	announcements of renewal or termination of major contracts;

•	announcements of technical innovations;

•	new products, services or contracts;

•	announcements by competitors or their customers;

•	announcements by our customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	announcements regarding acquisitions or divestitures;

•	announcements regarding court cases, litigation or regulatory matters;

•	changes in financial estimates or coverage by securities analysts;

•	changes in interest rates which affect the value of our investment portfolio;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

Announcements by satellite television operators, cable television operators, major content providers or others regarding CE business or pay TV operator combinations, evolving industry standards, consumer rights activists' “wins” in government regulations or the courts, motion picture production or distribution or other developments could cause the market price of our common stock to fluctuate.

There can be no assurance that our historic trading prices, or those of technology companies in general, will be sustained. In the past, following periods of volatility in the market price of a company's securities, some companies have been named in class action suits.

Further, economic uncertainty may adversely affect the global financial markets, which could cause the market price of our common stock to fluctuate.

Our Certificate of Incorporation, Bylaws and Delaware law could discourage a third-party from acquiring us and consequently decrease the market value of our common stock.

In the future, we could become the subject of an unsolicited attempted takeover of our Company. Although an unsolicited takeover could be in the best interests of our stockholders, certain provisions of Delaware law and our organizational documents could be impediments to such a takeover. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. As discussed above, our certificate of incorporation was amended and restated to include stock transfer restrictions applicable to 5% or greater stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws also require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing. In addition, special meetings of our stockholders may be called only by a majority of the total number of authorized directors, the chairman of the board, our president or the holders of 20% or more of our common stock. These provisions of Delaware law, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could make it more difficult for us to be acquired by another company, even if our acquisition is in the best interests of our stockholders. Any delay or prevention of a change of control or change in management could cause the market price of our common stock to decline.

Legal and Regulatory Risks

Changes in, or interpretations of, tax rules and regulations, may adversely affect our effective tax rates.

We are subject to U.S. federal and state income taxes, as well as foreign income taxes. Our future effective tax rates could be unfavorably affected by changes in tax rates, tax laws or the interpretation of tax laws, by changes in the amount of pre-tax income derived from countries with high statutory income tax rates, or by changes in our deferred tax assets and liabilities, including changes in our ability to realize our deferred tax assets. Our effective income tax rate could be unfavorably affected by changes in the amount of sales to customers in countries with high withholding tax rates.

In addition, U.S. federal, U.S. state, and foreign tax jurisdictions may examine our income tax returns, including income tax returns of acquired companies and acquired tax attributes included therein. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that the final determination from these examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from these examinations may have a material adverse effect on our business and operating results.

We may make patent assertions, or initiate patent infringement or patent interference actions or other litigation to protect our IP, which could be costly and harm our business.

We are currently engaged in litigation, and litigation may be necessary in the future, to enforce our patents and other IP rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, we have initiated patent infringement litigation against Comcast and expect to incur significant expenses in connection with this patent infringement case. If we are unable to reach favorable license terms with Comcast or otherwise experience an adverse outcome in patent infringement lawsuits, our revenues could be adversely impacted and our ability to license our intellectual property on favorable terms to other third parties in the future, each of which would harm our business.

We, and many of our current and potential competitors, dedicate substantial resources to protection and enforcement of IP rights. We believe that companies will continue to take steps to protect their technologies, including, but not limited to, seeking patent protection. Companies in the technology and content-related industries have frequently resorted to litigation regarding IP rights. Disputes regarding the ownership of technologies and their associated rights are likely to arise in the future and we may be forced to litigate to determine the validity and scope of other parties' proprietary rights. Any such litigation is inherently risky, the outcome is uncertain, could be costly, could distract our management from focusing on operating our business, could delay recognition of revenue until a settlement or decision is ultimately reached, could result in the invalidation or adverse claims construction of patents, and might ultimately be unsuccessful. The existence and/or outcome of such litigation could harm our business.

In 2014, the Supreme Court of the United States decided the Alice Corp v. CSL Bank International ("Alice") case. The Alice case generally addresses patentable subject matter, and specifically an exception to patentable subject matter for "abstract ideas." In the Alice case, the court provides some general interpretive guidance to be considered when determining whether patent claims are directed to patent-ineligible abstract ideas, along with a two-step test for determining patentable subject matter eligibility going-forward. Practically, the effects of the Alice decision are still being assessed by patent holders, attorneys, the United States Patent & Trademark Office and various courts, all of which are attempting to determine the appropriate analysis and boundaries of the Alice decision on other patents. In any event, the Alice decision will provide potential licensees and accused infringers of certain patents - including our patents - new arguments to challenge the validity of such patents, which could cause some delays or risk in pending or future patent negotiations or litigation.

Additionally, the relationships with our customers, suppliers and technology collaborators may be disrupted or terminated as a result of patent assertions that we may make against them, which could harm our business.

Finally, adverse legal rulings could result in the invalidation of our patents, the narrowing of the claims of our patents, or fostering of the perception by licensees or potential licensees that a judicial finding of their infringement is unlikely. Such results or perceptions could decrease the likelihood that licensees or potential licensees may be interested in licensing our patents, or could decrease the amounts of license fees that they are willing to pay, which could harm our business.

We may be subject to IP infringement claims or other litigation, which are costly to defend and could limit our ability to use certain technologies, result in the loss of significant rights, require us to alter our current product and business strategy and force us to cease operating our business, in which case our business would be harmed.

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties' proprietary rights (especially patents). Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights relating to video or music content, or alleging unfair competition or violations of privacy rights. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. Regardless of the merits of such claims, any disputes with third parties over IP rights could materially and adversely impact our business, including by resulting in the diversion of management time and attention from our core business, the significant cost to defend ourselves against such claims or reducing the willingness of licensees to incorporate our technologies into their products or services. For example, many patents covering interactive television technologies have been granted but have not been commercialized. A number of companies in the advanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies by us is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturers to cease manufacturing products that incorporate our technologies, including devices that enable the TiVo service, our retailers to stop selling our products or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

Additionally, we have been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the DMCA. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the DMCA, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our services or products. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the DMCA, will prevent disputes with content owners, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content.

If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products or providing our services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to indemnification claims resulting from open source software violations or from infringement claims made against our customers, other companies with whom we have relationships or the current owners of businesses that we divested. Such indemnification claims could increase our defense costs and potential damages, in addition to forcing the Company to incur material additional expenses. For example, we have received notices and lawsuits from certain customers requesting indemnification in patent-related lawsuits. We evaluate the requests and assess whether we believe we are obligated to provide such indemnification to such customers on a case-by-case basis. Customers or other companies making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations. Furthermore, these types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

Litigation could harm our business and result in:

•	Substantial expenditures for legal fees and costs to defend the Company and/or our customers;

•	substantial settlement, damage awards or related costs, including indemnification of customers and our required payment of royalties and/or licensing fees;

•	diversion of management and technical attention and resources to help defend the Company, including as part of pre-trial discovery;

•	either our customers discontinuing to use or ourselves discontinuing to sell infringing products or services;

•	our expending significant resources to develop and implement non-infringing technology;

•	our obtaining, or being required to obtain, licenses to infringed technology, which could be costly or unavailable;

•	an injunction forcing us to limit the functionality of our products and services, stop importing our products and services into certain markets, or cease operating our business altogether; and

•	delays in product delivery and new service introduction.

We are involved in the business of powering the discovery and enjoyment of digital entertainment, including over the internet. There has been, and we believe that there will continue to be, an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the internet and through new devices. As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

We may be subject to legal liability for the provision of third-party products, services, content or advertising.

We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or in connection with our various products or service offerings. For example, we license or incorporate certain entertainment Metadata into our data offerings. Certain of these arrangements involve enabling the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights and infringement of IP rights. We require users of our services to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented procedures to enforce such terms of use on certain of our services, including taking down content that violates our terms of use for which we have received notification, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our services, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for IP infringement, publicity rights violations or defamation. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

Entertainment companies and other content owners may claim that some of the features of our TiVo DVRs or other products, such as our advertising products and features, and services violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.

Although we have not been the subject of such actions to date, a past competitor's DVRs were the subject of several copyright infringement lawsuits by a number of major entertainment companies, including major television networks. These lawsuits alleged that the competitor's DVRs violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward as well as skip (in certain newer models) through commercials, the ability to speed up the play back of recordings (in certain newer models), the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a personal computer and/or portable media devices. Based on market or consumer pressures, we may decide in the future to add additional features that may be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs and non-DVR products, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly, even if we prevail in the litigation, and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs or other products and services, we may experience increased difficulty in marketing the TiVo service and related TiVo products and services and may suffer reduced revenues as a result.

New governmental regulations or new interpretation of existing laws, including legislative initiatives seeking to, or judicial or regulatory decisions that, weaken patent protection or copyright law, could cause legal uncertainties and result in harm to our business.

The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the Supreme Court of the United States has modified some legal standards applied by the U.S. Patent and Trademark Office in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. Additionally, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a "first to invent" to a "first inventor to file" system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. The U.S. Patent and Trademark Office is still in the process of implementing regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to the Company, and it may become more difficult to obtain adequate patent protection or to enforce the Company's patents against third parties. While the Company cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of the Company's patent applications and adversely affect the Company's ability to protect its IP.

Consumer rights advocates and other constituencies also continuously challenge copyright law, notably the DMCA, through both legislative and judicial actions. Legal uncertainties surrounding the application of the DMCA may adversely affect our business. If copyright law is compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our technologies, and our business would be harmed.

Many laws and regulations are pending and may be adopted in the U.S., individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including IP rights, digital rights management, copyright, property ownership, privacy, taxation, and the consumer electronics and television industry. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the U.S., thus furthering the complexity of regulations. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. Changes to or the interpretation of these laws could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices. It is not possible to predict whether or when such legislation may be adopted, and the adoption of such laws or regulations and uncertainties associated with their validity, interpretation, applicability and enforcement, could materially and adversely affect our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded in ways that apply to the TiVo service, which could adversely affect our business. Laws or regulations could be interpreted to prevent or limit access to some or all television signals by certain consumer electronics devices, or impose limits on the number of copies, the ability to transfer or move copies, or the length of time a consumer may retain copies of some or all types of television programming. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market.

In addition, the satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements, as well as extensive regulation by local and state authorities. The FCC could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of our products or services, which may adversely affect our business. For example, the FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, or display of television programming based on rating systems. The FCC could also impose limits on the number of copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming. Furthermore, FCC regulations may affect cable television providers and other multi-channel video programming distributors ("MVPDs"), which are the primary customers for certain of our products and services. Although FCC regulations no longer prohibit MVPDs (except DBS providers) from deploying navigation devices (e.g., set-top boxes) with combined security and non-security functions acquired after July 1, 2007 (the “integration ban”), further developments with respect to these issues or other related FCC action could impact the availability and/or demand for “plug and play” devices, including set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices and correspondingly affect our license fees. The FCC has granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the FCC. Accordingly, new regulations, or new interpretations of existing regulations, could reduce the desirability of our products and services, require us to make changes to our products or services, or increase our compliance costs.

It is difficult to anticipate the impact of current or future laws and regulations on our business. We may have significant expenses associated with staying appraised of and in compliance with local, state, federal, and international legislation and regulation of our business and in presenting the Company’s positions on proposed laws and regulations.

We advertise, market, and sell our services directly to consumers; many of these activities are highly regulated by constantly evolving state and federal laws and regulations and violations of these laws and regulations could harm our business.

We engage in various advertising, marketing, and other promotional activities. For instance, in the past, we have offered gift subscriptions and mail-in-rebates to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers' payment for the TiVo service. For example, consumers who activate new monthly subscriptions to the TiVo service may be required to commit to pay for the TiVo service for a minimum of one year or be subject to an early termination fee if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as our imposition of an early termination fee, or our previously offered rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to suit, penalties, and/or negative publicity in which case our business would be harmed.

Legislation, laws or regulations relating to environmental issues, including conflict minerals, may adversely impact our business in the future.

It is possible that future proposed environmental regulations on consumer electronic devices, such as DVRs and set-top boxes, may regulate and increase the production, manufacture, use, and disposal costs incurred by us and our customers. For example, the Energy Independence and Security Act of 2007 directs the Department of Energy to prescribe labeling or other disclosure requirements for the energy use of standalone digital video recorder boxes. This and future energy regulations could potentially make it more costly for us to design, manufacture, and sell certain products to our customers thus harming the growth of our business.

Additionally, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the “Dodd-Frank Act,” the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third-parties. These requirements mandate that companies perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain of our products and the numerous components that go into certain of our products. For instance, a number of our key components in certain of our products are supplied from a single source, and finding alternatives components that would be conflict mineral free in some cases could be expensive and cause delays in our ability to manufacture those products and meet customer demand. In addition, we have and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through our due diligence procedures, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. Therefore, regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers, which would harm our business.

Privacy concerns and laws, evolving regulation of television viewing behavior and cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.

Regulation related to the provision of services similar to those we provide through the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including television viewing data. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive and the new General Data Privacy Regulations which is due to come into force in 2018. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally and/or transfer data outside certain jurisdictions. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we sign new operator customers outside the U.S., any of which could harm our business.

We are subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption and anti-bribery laws in the U.S. and other jurisdictions, and our failure to comply with such laws and regulations thereunder could result in penalties which could harm our reputation, business, and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The FCPA also requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations.

If we do not properly implement practices and controls with respect to compliance with the FCPA and similar anti-corruption and anti-bribery laws in the U.S. and other jurisdictions, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on our business activities, all of which could harm our reputation, business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of its common stock during the three months ended September 30, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2016	—	$—	—	$50,472.6
August 2016	—	$—	—	$50,472.6
September 2016	—	$—	—	$—
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended September 30, 2016, the Company withheld 0.3 million shares of common stock to satisfy $5.3 million of required withholding taxes.

(2)
On April 29, 2015, Rovi's Board of Directors authorized the repurchase of up to $125.0 million of Rovi's common stock, excluding shares withheld to satisfy minimum statutory income tax withholding requirements in connection with the net share settlement of restricted stock units. The April 2015 authorization included amounts which were outstanding under our previously authorized stock repurchase programs. This authorization does not apply to TiVo Corporation and is no longer in effect. On November 2, 2016, TiVo Corporation's Board of Directors authorized the repurchase of up to $50.5 million of the Company's common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form+	Filing Date	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger, dated February 21, 2014, by and among Rovi Corporation, Victory Acquisition Corp., Veveo, Inc., and Paul Ferri, who will serve as the representative of the Veveo, Inc. stockholders and optionholders.*	Rovi Corp. 8-K	2/24/2014	2.1
2.02	Agreement and Plan of Merger dated as of October 30, 2014 by and among Rovi Corporation, Firestone Acquisition Corp., Fanhattan, Inc., and Fortis Advisors LLC as the Stockholders’ Representative*	Rovi Corp. 8-K	12/8/2014	2.1
2.03	Agreement and Plan of Merger dated as of April 28, 2016 by and among Rovi Corporation, TiVo Inc., Titan Technologies Corporation, Nova Acquisition Sub, Inc. and Titan Acquisition Sub, Inc.*	Rovi Corp. 8-K	5/4/2016	2.1
3.01	Amended and Restated Certificate of Incorporation of TiVo Corporation filed with the Secretary of State of the State of Delaware on September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.1
3.02	Amended and restated Bylaws of TiVo Corporation effective as of September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.2
4.01	Credit Agreement, dated as of July 2, 2014, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, Rovi Corporation, as parent guarantor, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank and SunTrust Robinson Humphrey, Inc., as joint bookrunners and lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	Rovi Corp. 8-K	7/3/2014	10.1
4.02	Indenture, dated as of March 4, 2015, by and between Rovi Corporation and U.S. Bank National Association, as trustee	Rovi Corp. 8-K	3/4/2015	4.1
4.03	First Supplemental Indenture, dated as of September 7, 2016, by and among Rovi Corporation, TiVo Corporation and U.S. Bank National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.1
4.04	Form of Note representing the Rovi Corporation 0.500% Convertible Senior Notes due 2020	Rovi Corp. 8-K	3/4/2015	4.2
4.05	Indenture, dated as of September 22, 2014 by and between TiVo Inc. and Wells Fargo Bank, National Association, as trustee	TiVo Solutions 8-K	9/23/2014	4.1
4.06	First Supplemental Indenture, dated as of September 7, 2016 by and among TiVo Solutions Inc., TiVo Corporation and Wells Fargo Bank, National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.2
4.07	Form of Note representing the TiVo Inc. 2% Convertible Senior Notes due 2021	TiVo Solutions 8-K	9/23/2014	4.2
4.08	Form of Common Stock Certificate				X

10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.1
10.02	Rovi Corporation 2008 Employee Stock Purchase Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.7
10.03	Rovi Corporation 2000 Equity Incentive Plan**	Rovi Corp. DEF14A	3/16/2006	Annex A
10.04	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.04
10.05	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.05
10.06	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for one year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.06
10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for three year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.07
10.08	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.08
10.09	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents**	TiVo Solutions 10-Q	9/9/2005	10.07
10.10	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (now known as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Corp. S-8	9/9/2016	4.7
10.11	Form of Stock Option Agreement for TiVo Inc. Amended & Restated 1999 Equity Incentive Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2005	10.4
10.12	Form of Stock Option Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2008	10.2
10.13	Form of Restricted Stock Bonus Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	11/27/2013	10.2
10.14	Form of Restricted Stock Unit Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (stock-settled) (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2008	10.4
10.15	Form of Restricted Stock Unit Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (cash-settled) (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-K	3/23/2012	10.15
10.16	2016 Senior Executive Company Incentive Plan**	Rovi Corp. 8-K	2/12/2016	10.1

10.17	Summary of TiVo Inc. Fiscal Year 2017 Bonus Plan for Executive Officers.	TiVo Solutions 8-K	3/30/2016	10.1
10.18	Offer letter to Thomas Carson dated December 14, 2011**	Rovi Corp. 8-K	12/16/2011	10.1
10.19	Amended and Restated Executive Severance and Arbitration Agreement with Thomas Carson dated December 14, 2011**	Rovi Corp. 8-K	12/16/2011	10.1
10.20	Offer letter to John Burke dated February 25, 2014**	Rovi Corp. 8-K	3/13/2014	10.1
10.21	Executive Severance and Arbitration Agreement with John Burke effective March 18, 2014**	Rovi Corp. 8-K	3/13/2014	10.2
10.22	Transition Letter Agreement with John Burke dated as of August 29, 2016				X
10.23	Offer letter to Pete Thompson dated August 17, 2016**	Rovi Corp. 8-K	8/31/2016	10.1
10.24	Executive Severance and Arbitration Agreement with Pete Thompson dated September 6, 2016**	Rovi Corp. 8-K	8/31/2016	10.2
10.25	Form of Indemnification Agreement entered into by Rovi Corporation and each of its directors and executive officers**	Rovi Corp. 10-K	3/2/2009	10.15
10.26	Form of Executive Severance and Arbitration Agreement**	Rovi Corp. 10-K	2/12/2014	10.22
10.27	Lease Agreement between TiVo Inc. and ECI Four Gold Street LLC, dated as of August 12, 2016	TiVo Solutions 8-K	8/23/2016	10.1
10.28	Lease between GC Net Lease (San Carlos) Investors, LLC and Rovi Corporation, dated June 26, 2015	Rovi Corp. 10-Q	7/30/2015	10.01
21.01	List of subsidiaries				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Company Forms include filings by Rovi Corporation, TiVo Solutions Inc. (formerly known as TiVo Inc.), and TiVo Corporation.

* Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement.

***	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ Thomas Carson
November 3, 2016		Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
November 3, 2016		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
November 3, 2016		Wesley Gutierrez
Chief Accounting Officer and Treasurer