Form 10-K
period 2016-12-31
TiVo Corp
filed 2017-02-15
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-37870
TiVo Corporation
(Exact name of registrant as specified in its charter)

Delaware	61-1793262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Circle Star Way, San Carlos, CA 94070
(Address of principal executive offices, including zip code)
(408) 562-8400
(Registrant's telephone number, including area code)
_____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,244.5 million as of June 30, 2016, based on the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of the Registrant's Common Stock outstanding on February 10, 2017 was 120.9 million shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIVO CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K for TiVo Corporation (the “Company,” “we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including the discussion contained in Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, successfully integrating Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. (“TiVo Solutions”) following our acquisition of TiVo Solutions on September 7, 2016) (the "TiVo Acquisition"), realizing planned synergies and cost-savings associated with the TiVo Acquisition, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American service providers and competition in our markets.

In some cases, these forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see the "Risk Factors" contained in Part I, Item 1A. of this Annual Report on Form 10-K. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

PART I.

ITEM 1. BUSINESS

Overview

On September 7, 2016 (the "TiVo Acquisition Date"), Rovi Corporation completed its acquisition of TiVo Inc. (renamed TiVo Solutions Inc. ("TiVo Solutions") on September 7, 2016) for $1.1 billion (the "TiVo Acquisition"). The TiVo Acquisition created a new company, TiVo Corporation ("TiVo"), which is a global leader in media and entertainment products that power consumer entertainment experiences and enable its customers to deepen and further monetize their audience relationships. We provide a broad set of intellectual property, cloud-based services and set-top box solutions that enable people to find and enjoy online video, television, movies and music entertainment, including content discovery through device embedded and cloud-based interactive program guides (“IPGs”), digital video recorders ("DVRs"), natural language voice and text search, cloud-based recommendations services and our extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content).

We offer our portfolio of products as both discrete component technologies for our customers to integrate into their internally developed solutions or as part of completely integrated modular solutions. Our integrated platform includes software and cloud-based services that provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand ("VOD") and over-the-top ("OTT") (e.g., Netflix, Amazon Video, Hulu, VUDU and YouTube, among others) content into one intuitive user interface with simple universal search, discovery, viewing and recording, to create a unified viewing experience. We distribute our products through our service provider relationships, integrated into third party devices and directly to retail consumers.

We also offer data analytics solutions, including advertising and programming promotion optimizers, which enable advanced audience targeting in linear television advertising. Our solutions are sold globally to cable, satellite, consumer electronics, entertainment, media and online distribution companies, and, in the United States, we sell a suite of DVR and whole home media products and services directly to retail consumers.

Our products and innovations are protected by broad portfolios of licensable technology patents. These portfolios cover many aspects of content discovery, DVR, VOD and OTT experiences, multi-screen viewing, mobile device video experiences, entertainment personalization, interactive applications, data analytics solutions and advertising. We license our patent portfolios for use with linear broadcast television and, as the industry extends into new video services through internet technologies, for use with connected televisions, personal computers, video game consoles, media streaming and mobile devices. We believe that an ongoing marketplace transition toward mobile viewing and device proliferation presents further opportunity to extend our patent licensing programs for new use cases and additional customer verticals.

We are industry pioneers having invented the IPG and the DVR. Today, we continue our strong focus on innovation with new advanced solutions for unified viewing of internet video and pay TV, cutting edge natural language voice enabled technologies, entertainment personalization, audience management and viewership prediction solutions. Building on this foundation, we have established broad industry relationships with the companies leading the next generation of digital entertainment. Our strategy includes developing complementary products, services and intellectual property to address the opportunities presented by this industry transformation.

For financial reporting purposes, our business is organized in two segments: Intellectual Property Licensing and Product. See Notes 14 and 15 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein, for additional information related to our segments and geographies, respectively.

Industry Background

Fragmentation. The entertainment marketplace is transforming as content moves from traditional broadcast distribution methods to distribution and delivery over the internet. The consumer entertainment experience is increasingly distributed across multiple screens such as televisions, tablets, smartphones and personal computers, via multiple content service providers. The continued expansion of network bandwidth, the influx of connected devices and the increased availability of digital content, along with increased accessibility through mobile devices such as tablets and smartphones are accelerating this overall industry shift and leading to changes in consumer behavior. Consumers are demanding higher quality personalized, interactive content experiences, where they can easily discover and access entertainment content.

Home Media Complexity. Video content, such as movies and TV shows, continues to capture the majority of consumers' entertainment spending and viewing time. While many consumers have purchased large high definition televisions (“HDTVs”) to maximize video enjoyment in the home, new devices and services now make video content available to consumers both inside and outside of the home. These new devices and services must help identify what is available across linear broadcast television, DVR, and VOD, as well as OTT services. For consumers, setting up the ideal home media environment is complex and requires integrating numerous devices, subscribing to multiple services (pay TV and internet) and often a deep understanding of media format compatibility. Simplifying the consumer experience in the home media ecosystem is critical to the successful evolution of the industry.

Pay TV Is Moving To The Internet. These new devices, services and capabilities are impacting the full entertainment value chain, fueling new business models and increasing competition among existing market participants while introducing new market participants. Distributors such as pay TV providers, internet video services, retailers and others are seeking ways to strengthen their respective competitive advantages and increase their speed of innovation. Pay TV providers are engaged in a broad effort to enable subscribers to enjoy content where and when they want, on whatever device they choose, which we refer to as "TV Everywhere" ("TVE"). TVE is driving significant investment as service providers move from legacy distribution technologies to internet-based infrastructure for delivering pay TV services.

Content and Business Models. Content producers are also exploring new forms of distribution and business models to protect and advance their position in the distribution value chain. Many content owners are trying direct-to-consumer business models, exploring new forms of content licensing and additional hybrid business models which combine both traditional pay TV with direct-to-consumer distribution. Content distributors are looking to better understand consumer engagement, improve their services and expand their ability to market their content and services. Many distributors are also investing in original entertainment content to establish a more competitive position, retain subscribers and protect their business from future subscriber losses. Combined, these changes are resulting in an overall increase in industry competition between distributors as well as increasing the number of companies distributing premium video content directly to consumers.

Consumer Electronics Devices. Global economic trends and increased competition have challenged much of the traditional consumer electronics (“CE”) marketplace, driving margins lower in the face of increased consumer feature requirements. In addition to traditional TV features, consumers are demanding media and OTT services. This increased functionality requires extensive software development, cloud infrastructure and ongoing maintenance and support for these devices throughout their usable life, leading to higher costs for a CE manufacturer years after the initial sale. These new requirements may not be a core competency for CE manufacturers, adding to the challenge of meeting consumer expectations. Competing devices, such as tablets, smartphones, video game consoles and media streaming devices are also competing for consumer spending as consumers become more comfortable managing multiple consumption endpoints. CE manufacturers are also seeking an ongoing revenue relationship with their customers, one that expands beyond selling the consumer a new device every few years. This leads to a demand for add-on services and advertising that allow the CE manufacturer to monetize and profit from the ongoing distribution or maintenance of entertainment content over the life of a device.

Audiences and Engagement. As traditional media changes, the opportunities for advertisers are evolving as well. Currently advertisers spend more on television commercials than on internet advertising; however, the gap is narrowing as spending on internet advertising increases faster than spending on television commercials. As television viewership has become more fragmented, advertisers are looking for new ways to reach audiences by managing consumer engagement across the many devices and applications consumers use. Additionally, the growth of internet advertising has fundamentally changed the criteria advertisers use to evaluate advertising campaigns, adding metrics such as completion and guaranteed views. Consumption data, audience measurement and other analytics data and services that bridge a consumer's engagement across many devices and entertainment services are emerging as key capabilities required to enable advertising value across both pay TV and internet advertising. Virtually every major U.S. broadcast network has a significant program in place to enable data and audience driven advertising models.

Data Driven Economy. To enable this evolving advertising and media ecosystem, it is critical that advertisers, advertising agencies, broadcast networks and content distributors have broad access to granular census-level viewership data, anonymously matched with other information such as behavioral, demographic and purchase data. While much of the third party data is available as a result of the relative maturity of the digital advertising ecosystem, this level of pay TV viewership data is still relatively scarce. Viewership data is a critical component required to identify, locate and market to specific audiences as well as to enable effective cross-platform measurement and attribution.

Strategy

Television is rapidly evolving with proliferating content choices including traditional linear programming, VOD, TVE and OTT solutions. Further, consumers are accessing and subscribing to video content in new ways such as "skinny bundles" (which include smaller groups of channels) from incumbent pay TV operators or through OTT services on tablets, smart televisions, and streaming devices. This is leading to pressure on the content and distribution models and we believe we have created a best in class suite of products, advanced technologies and intellectual property that addresses the needs of consumers, television service providers, CE manufacturers and the evolving advertising ecosystem.

Entertainment Discovery, Access and Recording. Finding content to watch or record to watch later remains the foundation of the entertainment experience. We believe new discovery experiences integrating advanced personalization, specific to a person or device which integrates live, recorded and online video, utilizing multiple screens, social engagement and new forms of interaction such as voice commands, will continue to be an area of opportunity. We also believe that metadata, which contains detailed information about programming, data on consumer’s entertainment interests and media engagement history, along with predictive analytics to interpret and utilize the data will be important in enabling highly personalized content discovery experiences.

Audience Monetization and Insights. Shifts in the value chain are creating new ways for consumers to gain access to content and new business models are emerging to capture consumers’ entertainment engagement and resulting spend. Monetizing audiences through content and media experiences across television and OTT services accessed through different devices such as connected TVs, tablets, smartphones, personal computers, media streaming devices and video game consoles, has become a critical challenge for the industry. We are focused on delivering solutions that utilize consumer media engagement data and advanced predictive analytics to help service providers, programmers and advertisers better understand consumer behavior and better target and measure audiences.

Build on Key Customer Relationships. We intend to grow our business by expanding on the technologies that we provide existing customers and creating new customer product and licensing relationships as more companies look to add media entertainment to their digital lifestyle solutions. We continue to accelerate our customers' efforts to address the industry's expanding needs for entertainment discovery, access, recording and audience management. We will continue to expand relationships with customers in various industry and market segments, including:

•	Service Providers: Cable, telecommunications and satellite television system providers.

•
CE Manufacturers: Global digital televisions vendors, Blu-ray and DVD players, DVRs, video game consoles, mobile devices, streaming media devices, digital set-top boxes and other connected media devices.

•	Internet Companies: OTT content, media distribution, search, social network and online retail companies.

•	Content Owners and Advertisers: Top media networks, studios, advertising agencies and brand advertisers.

Introduce New Products, Services and Technologies. We are developing additional technologies and solutions to meet the evolving needs of our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products and to introduce additional products. We intend to improve technologies in our current fields of operation, as well as pursue emerging opportunities where we are positioned to drive growth in the business.

Expand and Protect our Intellectual Property Position. We have adopted a proactive patent and trademark strategy designed to protect and extend our technology and intellectual property. We have built, and will continue to add to, a large intellectual property patent portfolio. The licensing of our intellectual property patent portfolio is a significant part of our business. We believe that our future success partly depends on our ability to continue to introduce proprietary solutions for IPGs, DVRs, connected devices, data and analytics. We have patented functionality for many aspects of these solutions in the areas of content discovery, DVR, VOD, TVE, OTT, multi-screen, personalization, contextual search and recommendation and other interactive applications, data analytics and advertising. Our portfolio of internally developed innovation is also enhanced by patents acquired from other industry participants. While we historically have licensed our portfolio for use with linear broadcast television, the industry transition to internet platform technologies is enabling new video services for television inside and outside the home on a broad array of media consumption devices. We believe this transition presents new opportunities for us to expand the industries we serve and to license additional patent rights, which are essential and/or useful as enablers of advanced media devices and services.

Pursue Strategic Transactions. We plan to expand our technology portfolio, improve our capabilities and extend or grow our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose business, technologies or proprietary rights complement and advance our operational and strategic goals.

Product Segment

Our Product segment includes a suite of component technologies that can be integrated into media service provider internally developed platforms or deployed as an integrated TiVo solution. Our Product segment generated 46%, 46% and 47% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Platform Solutions

We currently offer our Platform Solutions products in North America, Europe, Latin America, Asia Pacific and most recently Africa. Globally, our Platform Solutions customers include America Movil S.A.B. DE C.V., Charter Communications, Inc. ("Charter"), Cogeco Inc. ("Cogeco"), Com Hem Holding AB, Cox Communications Inc. ("Cox"), Mediacom LLC, ONO (now part of Vodafone Group plc), Shaw Communications Inc., Virgin Media plc and many others. As of December 31, 2016, 23 million pay TV and consumer households worldwide, including 12 million internationally, are estimated to utilize our TiVo Service Client Software and IPGs. As of December 31, 2016, over 6 million households were using the TiVo service. The number of worldwide pay TV and consumer households utilizing our TiVo Service Client Software and IPGs does not include households using Cubiware's middleware solutions.

TiVo Service Platform. The TiVo Service Platform is a cloud-based service that powers the TiVo Service client software that operates on set-top boxes in consumer homes, as well as applications that operate on third party software platforms, such as iOS and Android, that power the majority of consumer tablets and mobile devices. The solution supports multiple services and applications, such as linear TV programming, broadband video content, digital music, photos and other media experiences. The cloud-based service manages interaction with the TiVo service infrastructure, automatically connecting TiVo-enabled devices to provide program guide data, client software upgrades, advertising and other broadband content. We have enabled the TiVo Service client software to operate on third-party set-top boxes, such as those from ARRIS International plc ("ARRIS") and Technicolor SA/Cisco Systems, Inc., for deployment in multichannel video programming distributor (“MVPD”) networks. We also offer a direct-to-consumer retail TiVo Service in the United States, to consumers who purchase TiVo DVRs and companion TiVo Mini whole-home devices. MVPD’s typically pay engineering fees for deployment and customization plus a monthly per subscriber license fee or a one-time term license fee for our TiVo Service Platform. For our direct-to-consumer retail TiVo Service in the United States, consumers either pay us recurring service fees, or in some cases pay a one-time upfront fee for access to the TiVo service for the life of the purchased TiVo DVR.

IPG Solutions. Our IPGs allow service providers to customize certain elements of the IPGs for their customers and to upgrade the features and services they can offer. Our IPGs provide viewers with current and future program information and are compatible with service providers' subscription management, pay-per-view (“PPV”) and VOD services. We also offer operational support, professional services and content metadata. Our IPGs also have the ability to include advertising, and when advertising is provided in the IPG, we typically share a portion of the advertising revenue with the service provider. We currently offer IPGs marketed to service providers under the i-Guide, Passport and FanTV brands in the U.S., Canada and Latin America. Service providers generally pay us a monthly per subscriber fee to license our IPGs.

CE Guides. Additionally, we offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan and our HTML Guide in Europe and North America. These IPGs are generally incorporated into mid- to high-end flat panel televisions and Blu-ray or DVR hard drive recorder-based products. Our IPGs generally deliver continuously updated multi-day program listings to users. We use satellite and broadband internet transmission means to deliver listings data to our IPGs. Our HTML Guides use internet standards, such as HTML and JavaScript, to deliver advanced functionality using our Metadata Cloud Services. Use of internet standards makes our CE products easier to deploy and more compatible with the application architectures of today's connected televisions. Our CE IPG licensees include devices distributed by many companies, including Panasonic Corporation ("Panasonic"), Samsung Electronics Co. LTD ("Samsung"), Sharp Corporation ("Sharp"). Generally, our agreements enable our licensees to incorporate our CE IPG technology in specified products, in certain territories, provided we receive license fees based on the number of units produced or shipped that incorporate our technology or utilize our patents. Our agreements with the major CE manufacturers generally allow them to ship an unlimited number of units incorporating our CE IPG technology, provided they pay us a fixed fee.

G-Guide. In Japan, our joint venture with Dentsu Inc. and Tokyo News Service Limited, Interactive Program Guide Inc. (“IPG JV”), acts as the exclusive provider of program listings and advertising for our IPGs, currently marketed under the G-Guide brand. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and smartphones to deliver the television and mobile G-Guide services. We own 46% of the IPG JV, and have certain contractual management rights. We retain the right to license and collect fees for other products, technology and intellectual property in Japan, regardless of whether the customer is an active customer of IPG JV.

CubiTV and TiVo Lite Middleware. We provide flexible middleware solutions targeted towards pay TV operators - cable, satellite, terrestrial and telecommunications operators - in developing and emerging markets who want to introduce advanced TV services to their networks. CubiTV and CubiGo give emerging market pay TV operators the ability to cost-effectively deliver a wide range of interactive services along with a superior user experience to their subscribers. We also plan to provide a more advanced middleware, called TiVo Lite, that offers the TiVo user interface integrated with our Seamless Discovery solution and the Cubiware cloud-based infrastructure. Our middleware runs on basic HD set-top boxes and supports DVR functionality in hard-disk enabled boxes. Our CubiTV and TiVo Lite solutions enable multiscreen technology for pay TV operators to cost-effectively deliver video-oriented services through CE devices, such as tablets, personal computers and smartphones. CubiTV and TiVo Lite middleware customers typically pay engineering integration fees plus a per device license fee.

Software and Services

Metadata. Our metadata products are a critical component of delivering an interactive entertainment experience. We offer comprehensive metadata covering television, sports, movies, music, celebrities, books and video games. Our database includes unique data on more than 10 million programs, including theatrical, DVD and Blu-ray releases, as well as thousands of celebrities. Our database also has information on 3.7 million music albums, 32.8 million songs, 11.4 million books, 117,000 video games, 50,000 active athletes and 55,000 sporting events. We continue to enhance our metadata editorially and by utilizing advanced machine learning algorithms using our Knowledge Graph technology, which dynamically maps millions of entertainment relationships across internet, social networks and streaming media sources. The metadata services are broken into levels: basic metadata (such as artist or album), navigational metadata (such as relationships between actors and movies or television series) and editorial metadata (such as actor biographies, television, movie or music reviews) and enhanced metadata (such as weighted keywords and connections across all entities in our databases). We have continued to expand our metadata to include information from social networks, catalogs of digital providers and other sources. We deliver metadata using real-time APIs and as bulk data files depending on our customer’s requirements. Our focus on quality, robustness and consistent international depth has made us a recognized leader in entertainment metadata services worldwide.

Our television and movie metadata covers over 75 countries including the United States, countries in Latin America including Brazil, countries in Europe including Russia, Turkey and Poland, and countries in Asia including Hong Kong, Taiwan and India. We license several metadata and service offerings, including, but not limited to, schedules, listings and web content linking services. Customers typically pay us a monthly or quarterly fee for the rights to use the metadata, receive regular updates and integrate it into their own service. Our metadata can be sold stand-alone or as a complement to another TiVo product such as an IPG or search and recommendation solution. Globally our metadata customers include leading companies such as Google Inc. (now part of Alphabet Inc.), Microsoft Corporation ("Microsoft"), Panasonic Avionics Corporation and Samsung.

Seamless Discovery and Natural Language Voice. Advanced Search, Recommendation and Conversation services provide service providers, device manufacturers and application/service developers a way to enable their customers to quickly find, discover, and access content across linear broadcast television, VOD, DVR and OTT sources. We process anonymous viewing information uploaded from set-top boxes, digital media devices and consumer input for use in recommendations and personalization. The advanced algorithms of our technology understand the nature and relationship of content information and the context surrounding a user's behavior to deliver an advanced personalized content discovery experience. Results can be generated through traditional text entry, voice interaction or our content recommendations. Our natural language voice solution, when combined with our advanced search and recommendations technology, enables a conversational interaction between a viewer and their content experience. We have brought together advanced semantic and contextual technologies to enable powerful media centric voice interactivity. Combined with expertise of hundreds of content editors and our comprehensive entertainment metadata, we deliver a powerful discovery solution. Customers typically pay us a per subscriber or per device fee. Our search and recommendation solutions are widely deployed with many Tier 1 pay TV operators including CSC Holdings, LLC ("Cablevision", now part of Altice N.V. ("Altice")), AT&T Inc. ("AT&T"), Charter and DISH Network L.L.C. ("DISH"), and non-operators including Fox Network, Sony Corporation ("Sony") and The CW.

Data and Analytics. We provide data and analytics solutions to advertisers, advertising agencies and television networks. Our suite of cross-media research, measurement and analytics solutions help our customers improve advertising targeting, accountability and return on media investment by utilizing nationally representative single-source set of viewership data, anonymously linked to purchases made at the household level. Our customers include advertisers, advertising agencies, broadcast and cable networks, and others in the programmatic and targeted advertising marketplace.

Audience Management and Optimization. Our audience management and optimization solutions include Ad Optimizer and Promotion Optimizer, browser based software-as-a-service applications, which use big data with predictive analytics to provide TV audience insights and advertising campaign management. Ad Optimizer analyzes past viewing behaviors to find and target future viewing audiences, increasing the value and performance of advertising inventory across linear, VOD and TVE. TV networks and pay TV providers can increase advertising revenue, increase the effectiveness of their advertising inventory, and deliver results to help meet advertising campaign goals. Advertising agencies can also use Ad Optimizer to plan effective advertising buys and maximize their clients campaign effectiveness to reach their target audience. The product combines advanced advertising campaign management and media planning functionality into one platform and features the ability to manage campaigns based on factors such as delivery goals, budget, viewing history and audience demographics.

Promotion Optimizer is based on the same platform and predictive analytics capabilities as Ad Optimizer and enables television networks to create on-air promotion plans, targeted to specific audience segments. By having the capability to use past viewing data from multiple sources, Promotion Optimizer enables television networks to create plans for on-air promotions that are targeted to data driven audience segments.

Audience Insights. Our Operator Insights and Seamless Insights applications are tools to analyze the habits and preferences of end users, so service providers can advance operational efficiency, improve customer engagement, support carriage and bundling decisions, help mitigate churn and maximize financial performance. Using a data warehouse designed to handle TV viewership data, reference data and clickstream events, the analytics engine is able to process raw data from millions of set-top boxes, panels and third-party sources, as well as program, billing and customer relationship data to further support business goals. Our Operator Insights software-as-a-service application enables service providers to unlock the value of their return-path data, transforming raw data into meaningful and useful viewership and usage insights that can be used to inform marketing, programming and operational initiatives. Utilizing our Search and Recommendation platform, we also offer Seamless Insights, an analytics solution which provides MVPDs analysis of their subscriber’s minute-by-minute engagement and consumption of content.

TiVo IPG Advertising Service. We provide advertisers with nationwide or regionally targeted advertising on our IPGs. Advertisers place ads in a variety of display formats, seamlessly incorporated into the IPG user interface. Advertisements can trigger a variety of actions when selected via a remote control, including video advertisement playback, DVR recordings and direct response. We believe media and conventional advertisers are increasingly interested in the value proposition of utilizing display advertising in television interfaces to reach consumers with an interactive experience or guide them to related media content. In addition, we work with service providers bundling their non-TiVo IPG advertising inventory with our native inventory giving us a much more significant national footprint.

Other

Analog Content Protection ("ACP"). Our legacy technology of analog video content security, commercially known as ACP, has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. We license ACP directly to CE manufacturers and content production studios, as well as semiconductor companies that supply the CE manufacturers. Our ACP technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital PPV or VOD programs via cable or satellite, but deter unauthorized consumer copying of such programming with recording devices. The Motion Picture Association of America and independent studios can use our video content security technology to protect movie releases on videocassette or DVD. ACP can be licensed as a fixed annual fee, per unit royalty or, in some cases, as a one-time fee for a perpetual license. Our ACP customers include ARRIS, Fujitsu Limited, Mitsubishi Electronic Corporation, Panasonic, Paramount Home Entertainment, Inc., Pioneer Corporation, Samsung, Sharp, Sony, Toshiba Corporation and others.

Intellectual Property Licensing Segment

Our Intellectual Property Licensing segment generated 54%, 54% and 53% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Patent Portfolios. The foundation for our Intellectual Property Licensing segment is two expansive portfolios from Rovi and TiVo Solutions, which encompass approximately 6,000 issued and pending patents, including approximately 4,000 internationally. We have filed patent applications relating to thousands of inventions resulting from our research and development, including many critical aspects of the design, functionality and operation of TiVo products and services as well as technology that we may incorporate into future products and services. We continue to grow our patent portfolios in size and relevance through ongoing investment, targeted acquisitions and strategic management of the portfolios. We generate a substantial portion of our Intellectual Property Licensing revenue from our discovery patents, which represents 86% of our total patents. Over the last 10 years, our portfolio of U.S. discovery patents has more than doubled in total size; however, the number of issued patents in our patent portfolio has more than tripled. The scope and relevance of our discovery patent portfolios have also grown over this period, reflective of the increase in IPG, DVR and mobile device media functionality. We believe that interactive video guidance technology is a necessary tool for television viewers facing an increasing amount of available content and an increasing number of digital television channels, VOD services, and OTT services. The IPG is evolving from a solution for linear television content to a guide for all the content consumers have access to across all of the devices they use. Our discovery patent portfolio includes important intellectual property coverage and protection for key features and functionality across guidance, search and recommendation, DVR, VOD, OTT, second screen offerings, mobile device media utilization and various interactive television applications. Our discovery portfolio's patents have expiration dates that range from 2017 to 2036. We have extensive, ongoing innovation efforts in place to ensure the longevity of our patent portfolios so they continue to provide long-term protection across the key areas of our business and the media experience.

Protecting our Investment. From time-to-time, we engage in intellectual property litigation to protect our technology from infringement. We are currently involved in litigation against Comcast Corporation ("Comcast"), where we have alleged that Comcast is infringing our intellectual property. While litigation is never our preference and we prefer to reach a mutually agreeable commercial licensing arrangement, it is a necessary tool to effectively protect our technology investment.

Multiple Licensing Segments. Traditional pay TV service providers typically pay us a monthly per subscriber fee and have historically licensed our discovery patent portfolio for the television use case. As mobile TV initiatives have become more prevalent with service providers, we have established secondary licensing agreements to provide coverage and rights for the mobile TV use case. Online and OTT video service providers typically pay us a flat fee to license our patents for a specified period of time. Our CE licensees typically pay us license fees based on the number of units produced or shipped that utilize our patents, for specified products, in defined territories. Our agreements with the major CE manufacturers generally allow them to ship an unlimited number of units utilizing our discovery patents, provided they pay us a fixed annual fee.

Major Licensees. Our major pay TV operator and video distribution intellectual property licensees include Altice (including Cablevision), AT&T, Canal+, Charter, Cox, DISH, Foxtel, Hulu, Netflix, Inc., Sky Italia, Sky plc, VUDU, Inc. and others. We also have license agreements with third party IPG providers such as ARRIS and others. Our CE intellectual property licensees include companies such as LG Electronics, Inc., Panasonic, Samsung and Sony. As of December 31, 2016, 136 million pay TV subscribers worldwide are estimated to be receiving a licensed IPG, including 77 million internationally.

Innovation and Development

Research and Development. Our internal research and development efforts are focused on developing new innovative products, enhancing our existing products and extending these technologies into new or evolving applications. We have acquired other companies and technologies to supplement our research and development expenditures in the past, and may continue to do so in the future. Our Research and development expenses were $125.2 million, $99.9 million and $106.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

TiVo Service Platform & Client Software. Over the past two years, the TiVo Service Platform and Client Software have undergone a significant refactoring. In addition to developing a new look and feel, our next generation TiVo Service Platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, extensive video metadata, robust data collection and new back office capabilities. The new TiVo Service Platform is expected to begin rolling out to our pay TV and retail customers in 2017.

TiVo-Enabled Hardware Design. We continue to advance the TiVo-enabled hardware designs, including our latest TiVo BOLT DVRs and TiVo Mini non-DVR set-top boxes, and specifications developed by TiVo for set-top boxes and other devices. We provide this design to our contract manufacturer that produces TiVo-branded hardware. The TiVo-enabled hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, cable, OTT and VOD. In addition, the TiVo-enabled hardware design allows the cloud-based TiVo Service Platform and the internet to connect with third party consumer devices and services to enable existing and future functionality.

Personalization, Prediction and Voice. The ongoing investment in our Seamless Discovery platform enables us to provide some of the most advanced capabilities in media personalization, prediction and voice search. Built on a robust cloud architecture and widely deployed with Tier 1 pay TV and other providers, our solution is a leading technology in the market.

Data & Analytics. We are leading the industry to use advanced data analytics technologies focused on television data, consumer data and cutting edge predictive analytics to create efficiencies and value multipliers in the evolving television advertising ecosystem. This technology stack includes a predictive analytics engine, audience management platform and a data warehouse, which collectively processes the raw TV viewership data events from millions of set-top boxes anonymously matched against billing, customer and a range of other third party data.

Supporting Operations

Operations and Technical Support. We have technical support and certification operations to support our products:

•	We provide training, technical support and integration services to pay TV operators who license our products.

•	We operate the internet-based services required for our service offerings including data delivery, search, recommendation, advertising, device management and media recognition.

•
We provide broadcast delivery of television line-up data and advertising to IPGs on TVs and set-top boxes in major European markets and in Japan. In North America, we deliver similar line-up and advertising data via the internet.

•	We support our customers with porting and engineering services to ensure our IPGs and DVRs operate properly.

•	We provide customer care for IPG and DVR customers to resolve data, advertising and consumer functional issues.

TiVo Service. We provide customer support through outsourced service providers as well as our internal customer service personnel for our direct-to-consumer retail TiVo Service in the United States. When our product is distributed through a pay TV service provider (such as Altice, Cogeco, General Communication, Inc., Grande Communications Networks LLC, ONO (now part of Vodafone Group plc), RCN Telecom Services, LLC and Virgin Media), the pay TV service provider is primarily responsible for customer support. We offer training, network operating center services and other assistance to these pay TV service providers. Our retail TiVo Service subscribers have access to an internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email and telephone support.

Consumer Warranty and Support. We offer a standard manufacturer's warranty period to consumers for TiVo-enabled DVRs of 90 days for parts and labor from the date of purchase and from 91-365 days for parts only. We offer a Continual Care warranty to TiVo-Owned customers which extends the one-year warranty for parts only for customers with current monthly service plans who also use our latest BOLT and Roamio DVRs for as long as such customers remain active. We contract with third parties to perform warranty repairs. Warranties provided to pay TV service providers who distribute TiVo hardware vary in length depending on the agreement.

Manufacturing and Supply Chain. We outsource the manufacturing of our products to third-party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to distribution centers. The majority of our products are assembled in Mexico, with the majority of our components delivered from manufacturers overseas. Our primary distribution center is operated on an outsourced basis in Texas.

The components that make up our products are purchased from various vendors, including key suppliers such as Broadcom Corporation, which supplies system controllers. Some of our components, including system controllers, chassis, remote controls, and certain discrete components are currently supplied by sole source suppliers. Our dependence on these sole source suppliers could expose us to the risk of supply shortages and unexpected price increases.

We often require substantial lead time to purchase components and manufacture anticipated quantities of devices that enable the TiVo service. This long lead time requires us to make component purchasing and inventory decisions in advance of our peak selling periods. We offer a 30-day money back guarantee to individual retail end-users who purchase from TiVo.com. We typically do not offer a right of return or significant extended payment terms to our retailer customers.

Seasonality. Sales of our TiVo devices and subscriptions to the TiVo service sold directly to retail consumers are affected by seasonality. We generate a significant number of our annual device sales and new retail consumer subscriptions during and immediately after the Christmas holiday shopping season. We also incur significant increases in expenses in the second half of the year related to hardware costs, marketing development funds and other payments to channel partners, and sales and marketing costs in advance of the Christmas holiday shopping season.

Competition

There are a number of companies that produce and market advanced media solutions such as DVRs, IPGs, search, recommendation, natural language voice, metadata, and advanced data and analytics in the various formats which compete, or we believe will compete, with our products and services over time. Principal competitive factors include brand recognition and awareness, product and service functionality, innovation, ease of use, personalization, content access and availability, mobility and pricing. While we are competitive across this range of factors, we believe our primary competitive differentiation comes from our ability to integrate of all of our products to create unique value to our customers.

Pay TV and Consumer Electronics Solutions: Our pay TV solutions face competition from companies such as Cisco (including NDS), Ericsson (including Mediaroom), Kudelski, SA and from multiple system operator internally developed solutions such as Comcast X1 and Liberty Global's Horizon Media, which have created competing products that provide user interface software for use on television set-top boxes and consumer electronic and mobile devices. Such companies may offer more economically attractive agreements to service providers and CE manufacturers by bundling multiple products together. Another common competitor we encounter is a customer who chooses to build its own IPG and DVR solution, under license with our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have innovative, high-quality products ready to be implemented, with local and network DVR, integrated data distribution infrastructure and content, as well as third party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions can speed our customers' time to market, be deployed at a lower cost than internally built products, and can be superior to “do-it-yourself” products. For those that choose to do it themselves, we have component products such as advanced search, recommendation, conversation and insights, Cubiware middleware products and our extensive metadata offerings providing them a full suite of services to power their next generation in-house built media experience.

Consumer Retail DVRs. Our retail products compete in the U.S. against solutions sold directly by television service providers. These solutions often have similar feature sets, such as DVR capabilities, search and discovery, multi-room viewing, and TVE access for mobile devices. Some of these solutions are offered at lower prices, but in many cases, are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, the DVRs are usually professionally installed and may appeal to consumers who do not wish to pro-actively select a DVR service. Our retail products also compete against products with on-demand OTT streaming capabilities offered by CE manufacturers. Though these devices do not offer the breadth of the TiVo service, they do offer alternative ways to access TVE and OTT content. For example, many CE manufacturers have television or DVD products that are internet enabled and others have built dedicated devices for accessing video over the internet such as Apple TV, Amazon Fire TV, Google Chromecast and Roku. Similarly, companies such as DISH (Sling TV), Microsoft and Sony have now enabled the digital delivery of video programming over the internet to video game consoles and other consumer devices.

Metadata. In metadata, we compete with other providers of entertainment-related content metadata such as Gracenote (a subsidiary of Tribune Media Company) and Ericsson Broadcast and Media Services (formerly Red Bee Media and FYI Television, Inc.). While we do not believe that our competitors' metadata sets offer the same comprehensive breadth of focus on media exploration, discovery and management in as many regions of the world as we do, they present competition to our metadata business for each of their areas of focus.

Data Analytics. We collect and analyze audience research data in an area where companies such as comScore, Inc. (including Rentrak) and Nielsen and other online data analytics companies compete for research spend from advertisers, advertising agencies and television networks. Other large companies are also focusing resources in this area including Comcast, Facebook, Inc. and Google. Many of our existing customers are investing in significant platforms to enable their businesses with these capabilities. We believe that there is a significant opportunity for us as an independent data and technology provider, with proprietary access to critical data assets associated with consumers' engagement with entertainment media.

Content Security Technology. Our analog video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by personal video recorders, including DVD recorders and hard drive recorders with an analog out. With the increase in content distribution over the internet, and with the continuing advance of digital content and high-definition formats, our analog video content security solutions are viewed by some of our customers as being less important than the other digital and network content protection solutions. Our content security technology therefore faces risk of content providers choosing not to copy protect their content or CE manufacturers producing personal video recorders without analog output.

Intellectual Property Rights, including Patents, Copyrights, Trademarks and Tradenames

We operate in an industry in which innovation, investment in new ideas and protection of our IP rights are critical for success. We protect our innovations and inventions through a variety of means, including but not limited to applying for patent protection domestically and internationally.

As of December 31, 2016, we held approximately 1,400 U.S. patents and had approximately 700 U.S. patent applications pending. As of December 31, 2016, we also had approximately 3,000 foreign patents and approximately 800 foreign patent applications pending. Each of our issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2036.

We own or have rights to various copyrights, trademarks and trade names used in our business. These include, but are not limited to, TiVo, Rovi, FanTV, TV Guide, Passport, Rovi Guides, G-GUIDE, iGuide and Gemstar. We have secured numerous foreign and domestic trademark registrations for our distinctive marks, including but not limited to registrations, for the marks “TiVo,” the TiVo logo, “Season Pass,” Thumbs logos and certain sound marks.

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our DVRs, IPGs and other products and services. We offer no assurance that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. There can be no assurance that we are or will be aware of all patents that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the patent holders or to redesign the products or services in such a way as to avoid infringing the patent. This could affect our ability to compete in a particular market.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners. For example, the U.S. and other countries have adopted certain laws, including the Digital Millennium Copyright Act of 1998 ("DMCA"), and the European Copyright Directive, which are aimed at the prevention of piracy of content and the manufacture and sale of products that circumvent copy protection technologies, such as those covered by our patents.

Compatibility Between Cable Systems and Consumer Electronic Equipment

The Federal Communications Commission ("FCC") has been working for over a decade to implement a congressional mandate to create a competitive market for cable television set-top boxes and other devices to access video programming on cable systems (“navigation devices”) and give consumers a choice in the devices used to access such programming, while still allowing the cable systems to have control over the secured access to their systems.

To meet its statutory obligation without compromising the security of video services, the FCC required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels. In 2003, the FCC adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that utilize unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top box (but without the ability for consumers to use interactive content). In 2013, the United States Court of Appeals for the District of Columbia Circuit struck down the FCC rules in a way that could have an impact on cable operators’ continued provision of CableCARDs to customers for use with third-party navigation devices. In December 2014, Congress passed the Satellite Television Extension and Localism Act Reauthorization ("STELAR"), which repealed an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the set-top boxes they lease to their subscribers effective December 4, 2015. STELAR also directed the FCC to create a working group to find a successor standard to replace the CableCARD. The cable industry has continued to provide, and committed to Congress to provide, CableCARDs for third-party devices like those supplied by TiVo to requesting customers. In February 2016, the FCC adopted a notice proposing rules intended to permit third-party manufacturers of customer premises equipment, like us, to have access to programming and program guides while maintaining security and protecting the intellectual property rights of programmers. The FCC did not act on these proposals, and, with the change in Presidential administrations, has removed those proposals from consideration. We cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Although current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices.

General Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, including encryption technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

We are also subject to a number of foreign and domestic laws that affect companies conducting business on the internet. In addition, because of the increasing popularity of the internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, accessibility, network neutrality, information security and IP rights are being debated and considered for adoption by many countries throughout the world. Each jurisdiction may enact different standards, which could impact our ability to deliver data, services or other solutions through the internet.

We may be further subject to international laws associated with data protection, privacy and other aspects of our business in Europe and elsewhere, and the interpretation and application of data protection laws remains uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Further, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. The resulting regulation, if any, may alter our ability to target advertising or provide data about the end-users and/or customers and their behavior.

In the U.S., service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, torts, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act ("DMCA") has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Privacy Protection Act restricts the ability of service providers to collect information from minors, and the Protection of Children from Sexual Predators Act of 1998 requires service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Employees

As of December 31, 2016, we had approximately 1,700 full-time employees, of which approximately 480 were based outside the U.S. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part on the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Information About Our Executive Officers

The names of our executive officers, their ages and positions as of December 31, 2016 are shown below. Biographical summaries of each of our executive officers are included below.

Name	Age	Positions
Thomas Carson	57	President and Chief Executive Officer
Dustin Finer	47	Chief Administrative and Internal Operations Officer
Peter Halt	56	Chief Financial Officer
Pamela Sergeeff	44	Executive Vice President, General Counsel and Chief Compliance Officer
Pete Thompson	47	Executive Vice President and Chief Operating Officer

Thomas Carson. Mr. Carson has served as our President and Chief Executive Officer since December 2011. Mr. Carson previously was Executive Vice President, Worldwide Sales & Services since May 2008 when the Company (then Macrovision Corporation ("Macrovision"), the predecessor of Rovi Corporation) acquired Gemstar-TV Guide International ("Gemstar"). From April 2006 to May 2008, Mr. Carson served in various capacities at Gemstar, including President of the North American IPG business and President for North American CE business. Prior to joining Gemstar, Mr. Carson held various executive positions at Thomson Multimedia Corporation, including Executive Vice President of Operational Efficiency Programs, Executive Vice President, Global Sales and Services and Executive Vice President of Patents & Licensing. Mr. Carson holds a B.S in Business Administration and an M.B.A. from Villanova University.

Dustin Finer. Mr. Finer has served as our Chief Administrative and Internal Operations Officer since June 2016. Mr. Finer joined the Company (then Rovi) in May 2012 as Executive Vice President of Human Resources. Prior to Rovi, he served in various leadership roles at MySpace, a social networking company, including Chief of Operations and Executive Vice President from July 2010 to September 2011, and Chief People Officer from July 2009 to July 2010. Previously, Mr. Finer served as Senior Vice President of Human Resources at Fox Interactive Media from August 2008 to June 2009, and as Senior Vice President of Human Resources at Gemstar from May 2006 to May 2008. He also held a number of senior roles at Ascent Media Group from November 2000 to April 2006, including Senior Vice President of Global Human Resources, Associate General Counsel and Chief Litigation Counsel. Mr. Finer holds a B.A. in Political Science from the University of California, San Diego and a J.D. from the University of the Pacific.

Peter Halt. Mr. Halt has served as our Chief Financial Officer since May 2012. Mr. Halt joined the Company (then Rovi) in May 2008 in connection with the acquisition of Gemstar, and served as the Company’s Senior Vice President and Chief Accounting Officer from 2008 to 2012. Mr. Halt previously served as Senior Vice President, Finance and Chief Accounting Officer at Gemstar from March 2004 to May 2008. Prior to joining Gemstar, Mr. Halt served in various capacities at Sony Pictures Entertainment, including serving as Chief Financial Officer of Sony Pictures Digital Entertainment from November 2000 to November 2003, and as Corporate Controller of Sony Pictures Entertainment from July 1997 to November 2000. Mr. Halt holds a B.S. in Business from the University of Southern California.

Pamela Sergeeff. Ms. Sergeeff has served as our Executive Vice President, General Counsel since December 2013. Ms. Sergeeff joined the Company (then Macrovision) in 2003. She has held various positions in the legal group from 2003 to 2013, including serving as Senior Vice President and Associate General Counsel from March 2011 to December 2013 and as Vice President and Associate General Counsel from July 2007 to March 2011. Ms. Sergeeff also serves as the Company’s Chief Compliance Officer and Corporate Secretary. Ms. Sergeeff holds a B.A. in Economics from the University of California, Los Angeles and a J.D. from the University of California, Berkeley. Ms. Sergeeff is a member of the California State bar.

Pete Thompson. Mr. Thompson has served as our Chief Operating Officer since September 2016. Prior to joining the Company, Mr. Thompson served as Vice President, Strategic Partnerships at Sonos Inc., a consumer electronics company, from October 2015 to September 2016. From September 2013 (when Ericsson Corporation acquired Microsoft’s Mediaroom division) to September 2015, Mr. Thompson served as Senior Vice President of the TV Middleware Business group at Ericsson, a networking and telecommunications equipment and services company. Prior to that, he served in various capacities at Microsoft from January 2006 through September 2013. Mr. Thompson holds a B.A. in International Economics from the University of California, Los Angeles and an M.B.A. from Northwestern University.

Available Information

Our website is located at http://www.tivo.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission (the “SEC”). Copies will be provided to any stockholder on request to TiVo Corporation, Attention: Corporate Secretary, 2 Circle Star Way, San Carlos, California 94070. The reference to our website does not constitute incorporation by reference of the information contained on or hyperlinked from our website and should not be considered part of this document.

The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below. You should consider these risk factors together with other information contained or incorporated by reference in our filings with the Securities and Exchange Commission before investing in our securities. If any of the following risks are realized, our business, operating results, financial condition, and prospects could be materially and adversely affected, which in turn could adversely affect our ability to repay our outstanding convertible senior notes or other indebtedness. In those events, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to the Merger of Rovi Corporation and TiVo Solutions

We have incurred and expect to continue to incur significant restructuring and integration-related costs following the merger of Rovi Corporation with TiVo Solutions and may not realize our anticipated synergies and cost savings with respect to our integration and restructuring initiatives.

Following completion of the TiVo Acquisition, we initiated our plan to integrate TiVo Solutions' and Rovi’s businesses. We expect to incur material transaction, restructuring, transition and integration-related costs in connection with integrating TiVo Solutions' operations with the operations of Rovi. This integration may not be achieved in a timely and efficient manner, and we may not fully realize the anticipated cost savings and synergies for a variety of reasons. Some of the risks related to this integration include failure to obtain expected cost savings due to cost overruns, failure to consolidate our disparate administrative and engineering operations and employment and other law, rules, regulations or other limitations that could have an impact on timing, amounts or costs of achieving expected synergies. In addition, these restructuring, integration and cost reduction plans are designed to reduce our fixed costs and our operating expenses, which include the future consolidation of existing office locations, elimination of redundant information systems, product integration and consolidation efforts, and employee-related costs. These restructuring and integration activities are likely to result in significant restructuring charges that will adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. And further, if the expected cost savings and synergy benefits are not realized, our business will be harmed.

TiVo Corporation will be required to make a cash payment to stockholders who validly exercise appraisal rights in connection with the merger between Rovi Corporation and TiVo Solutions and the amount of such payment has not been determined.

Under Delaware law, holders of common stock of TiVo Solutions who did not vote to approve the TiVo Acquisition and who properly assert and exercise their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive if they commence an appraisal action in the Delaware Court of Chancery and proceed to a verdict. As of December 31, 2016, Dissenting Holders, who owned in the aggregate approximately 9.1 million shares of TiVo Solutions as of September 7, 2016 (the “TiVo Acquisition Date”), filed a petition for appraisal in the Delaware Court of Chancery exercising their appraisal rights. The merger consideration for those shares is currently held in an account by the exchange agent in the TiVo Acquisition. Should this matter be adjudicated in the Court of Chancery, regardless of the verdict, the Dissenting Holders would be entitled to receive a cash payment in an amount equal to the fair value of their TiVo Solutions common stock (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive pursuant to the Merger Agreement. The Dissenting Holders would also receive prejudgment interest on any appraisal award, which would be calculated at a rate of 5% above the Federal Reserve Discount Rate, with interest compounded quarterly. The amount of cash required to be paid to the Dissenting Holders is uncertain and may be greater than the amount currently in an account with the exchange agent in the TiVo Acquisition. Any significant increase in the obligation to the Dissenting Holders could have a material adverse effect on TiVo Corporation’s cash position and financial condition.

Risks Related to Our Financial Position and Capital Needs

Our ability to use our net operating loss carryforwards ("NOLs") may be limited; stock transfer restrictions in our certificate of incorporation may act as an anti-takeover device.

As of December 31, 2016, we had U.S. federal NOLs of $1.2 billion, which expire in various years between 2019 and 2035, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Calculations pursuant to Section 382 of the Internal Revenue Code can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

On September 7, 2016, upon the effective time of the merger with TiVo Solutions, our certificate of incorporation was amended and restated to include certain transfer restrictions intended to preserve our tax benefits pursuant to Section 382 of the Internal Revenue Code that apply to transfers made by 5% stockholders, transferees related to a 5% stockholder, transferees acting in coordination with a 5% stockholder, or transfers that would result in a stockholder becoming a 5% stockholder. Such transfer restrictions will expire on the earlier of (i) the repeal of Section 382 or any successor statute if our board of directors determines that such restrictions are no longer necessary or desirable for the preservation of certain tax benefits, (ii) the beginning of a taxable year to which the Board determines that no tax benefits may be carried forward or (iii) such other date as our Board shall fix in accordance with the certificate of incorporation.

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

As of December 31, 2016, we had total debt with a par value of $1.0 billion, which included $682.5 million under our Term Loan Facility B and $345.0 million under our 2020 Convertible Notes. Our Term Loan Facility B is guaranteed by us and certain of our domestic and foreign subsidiaries and is secured by substantially all of our, the subsidiary guarantors and the co-borrowers’ assets. Our indebtedness may:

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

Our subsidiaries, including Rovi Guides Inc., Rovi Solutions Corporation and TiVo Solutions Inc., own a significant portion of our assets and conduct substantially all of our operations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event Rovi Corporation does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its debt obligations, including the 2020 Convertible Notes. Accordingly, repayment of Rovi Corporation's indebtedness depends, to a significant extent, on the generation of cash flow by its subsidiaries, including Rovi Guides, Inc. and Rovi Solutions Corporation, the senior secured position of their bank debt, and their ability to make cash available to Rovi Corporation, by dividend, debt repayment or otherwise. Because they are not guarantors or a co-issuer of the 2020 Convertible Notes, Rovi Corporation’s subsidiaries do not have any obligation to pay amounts due on those notes or to make funds available for that purpose. Conversely, the ability of Rovi Solutions Corporation and Rovi Guides, Inc. to repay their indebtedness under our Term Loan Facility B depends, in part, on the generation of cash flow by their respective subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Additionally, distributions from our non-U.S. subsidiaries may be subject to foreign withholding taxes and would be subject to U.S. federal and state income tax which could reduce the net cash available for principal and interest payments.

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

                The accounting rules and regulations we comply with regarding revenue recognition are complex. From time to time the Financial Accounting Standards Board (the “FASB”) modifies the accounting standards applicable to our financial statements. In May 2014, the FASB issued an amended accounting standard for revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Further, in April 2016, the FASB amended Topic 606 to provide additional guidance on revenue recognition as it pertains to licenses of intellectual property. Topic 606 and its related amendments are effective for us in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. We have not selected a transition method and continue to evaluate what effect, if any, the amendments and transition alternatives could have on our financial position and results of operations. Regardless of the transition method selected, application of the amended revenue recognition standard may significantly affect the amount and timing of revenue recognized. For example, pursuant to the amended revenue recognition standard, revenue from intellectual property licenses that are deemed functional in nature would generally be recognized when the customer begins to benefit from the intellectual property license, which is generally at inception of the license period, if the intellectual property is not considered distinct within the context of the contract. Under existing U.S. GAAP, such revenue is generally recognized ratably over the license term. In addition, some deferred revenue recognized in accordance with existing U.S. GAAP could be eliminated as part of the effect of adoption. While the adoption of Topic 606 does not change the cash flows received from our contracts with customers, the adoption of Topic 606 could have a material adverse effect on our financial position or results of operations.

We utilize non-GAAP reporting in our quarterly earnings press releases.

As part of our quarterly earnings press releases, we publish measures compiled in accordance with GAAP as well as non-GAAP financial measures along with a reconciliation between the GAAP and non-GAAP financial measures. The reconciling items adjust amounts reported in accordance with GAAP for certain items which are described in detail in each such quarterly earnings press release. We believe that our non-GAAP presentation may be meaningful to investors in analyzing our results of operations as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions on such non-GAAP financial measures. If we decide to alter or curtail the use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be adversely affected if investors analyze our performance in a different manner.

Our investment portfolio is subject to risks which may cause losses and affect the liquidity of our investment portfolio.

Our investment portfolio includes various money market funds and marketable debt securities, such as corporate debt securities, U.S. Treasury and agency securities and foreign government obligations. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. Furthermore, if there is a default on or downgrade of the securities in our investment portfolio, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our financial position, results of operations or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

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

We devote significant time and resources to qualify and support our software products on various personal computer, CE and mobile platforms, including operating systems from Apple, Google and Microsoft. In addition, we maintain high-quality standards for products that incorporate our technologies and products through a quality control certification process. To the extent that any previously qualified, certified and/or supported platform or product is modified or upgraded, or we need to qualify, certify or support a new platform or product, we could be required to expend additional engineering time and resources, which could add significantly to our development expenses and adversely affect our operating results.

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

We have previously launched access to the entertainment offerings of Amazon Video, Netflix, Hulu Plus, VUDU, Pandora and others for the distribution of digital content directly to broadband-connected TiVo devices. Our offerings with Amazon Video, Netflix, Hulu Plus, Pandora and others typically involve no significant long-term commitments. We face competitive, technological, and business risks in our ongoing provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix and others, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to TiVo devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon, and Google that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Video, Netflix, Hulu Plus, Pandora, and our other partners, on our own, or an equivalent offering with other third-parties, the attractiveness of the TiVo service to new subscribers would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers would be harmed.

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

We generate a significant amount of revenue from our contracts with AT&T, Charter and Comcast. In December 2015, our contract with AT&T was extended to December 2022. In June 2016, we amended our license agreement with Charter Communications to cover Time Warner Cable. Our contract with Comcast expired in March 2016 and we filed litigation against Comcast for patent infringement in April 2016. The expiration of our license with Comcast, as well as litigation initiated against Comcast, may result in a reduction of revenue and an increase in litigation costs. We cannot assure you that the resolution with Comcast will be on terms acceptable to us. And while the Company anticipates that Comcast will eventually execute a new license, the length of time that Comcast is out of license prior to executing a license is uncertain. In addition, the amount of revenue recognized in the reporting period a license is executed is uncertain and will depend on a variety of factors including license terms such as duration, pricing, licensed products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license. Furthermore, we cannot assure you that these license agreements with major pay TV operators will not be terminated under certain circumstances. If that occurs and we are unable to replace the revenue associated with these agreements through similar or other business arrangements, our revenues and profit margins would decline and our business would be harmed as a result.

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

Our contract for TiVo service and software with DIRECTV, which was acquired by AT&T, expires on February 15, 2018. We cannot assure you that our license agreement with DIRECTV will be renewed on terms acceptable to us or at all. If we are unable to replace the revenue associated with this agreement through similar or other business arrangements, our revenues and profit margins would decline and our business would be harmed as a result. While it is our intent to renew both our DIRECTV and AT&T agreements, as a result of AT&T's acquisition of DIRECTV, the timing and structure of such renewals with AT&T/DIRECTV could have a negative impact on our future revenues. We also cannot assure you that these license agreements will be renewed. Additionally, we may become involved in litigation with these licensees in connection with attempting to negotiate new agreements. The existence and/or outcome of such litigation could harm our business.

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

Dependence on sole suppliers and third party components and technologies. We are dependent on sole suppliers for key components, technologies and services. If these suppliers fail to perform their obligations or we are unable to purchase or license such third party components, technologies or services, we may be unable to find alternative suppliers or deliver our products and services to our customers on time or with the features and functionality they expect. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service, of which we may not have written supply agreements with certain sole suppliers for key components or services for our products. For example, Broadcom Corporation ("Broadcom") is the sole supplier of the system controller for our DVR. We do not currently have a long-term written supply agreement with Broadcom although we do have limited rights to continue to purchase from Broadcom in the event Broadcom notifies us a product is being discontinued. Therefore, Broadcom is not contractually obligated to supply us with these key components on a long-term basis or at all. In addition, because we are dependent on sole suppliers for key components and services, our ability to manufacture our DVRs and other devices is subject to increased risks of supply shortages (without immediately available alternatives), exposure to unexpected cost increases in such sole supplied components, as well as other risks to our business if we were to fail to comply with conflict mineral requirements due to our reliance on these suppliers. Additionally, certain features and functionalities of our TiVo service and DVRs are dependent on third party components and technologies. If we are unable to purchase or license such third party components or technologies, we would be unable to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business.

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

The FCC’s rules currently require the cable industry in the United States to provide access to digital high definition television signals to retail products by supplying separable security functionality to decrypt encrypted signals. Traditionally, cable operators have satisfied this separable security requirement by supplying CableCARD conditional access security cards. We rely on cable operators to supply CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. With the limited exception of high definition over the air broadcast channels, our DVRs presently are limited to using CableCARDs to access digital cable, high definition, and premium cable channels (such as HBO) that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Our retail cable products are unable to access the encrypted digital television signals of satellite providers such as DIRECTV and DISH as well as alternative television service providers such as AT&T U-verse and Google Fiber. And without CableCARDs, there presently is no alternative way for us to sell a retail cable product that works across cable systems nationwide. Furthermore, to the extent more pay TV customers obtain television service from satellite television providers and alternative television providers such as AT&T U-verse and Google Fiber, the desirability of our retail products and service will be harmed.

In December 2014, Congress passed the Satellite Television Extension and Localism Act Reauthorization ("STELAR"). Among other things, STELAR repealed an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the set-top boxes they lease to their subscribers effective December 4, 2015. STELAR did not address the FCC's requirement that cable operators provide separable security to retail devices and the cable industry has represented to Congress that it would continue to provide and support retail CableCARD devices in compliance with the separable security requirement. However, if operator-leased devices do not continue to rely on CableCARDs, the prices charged by operators to consumers whose devices continue to rely on CableCARDs could increase and support for retail CableCARD devices could deteriorate.

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

The working group submitted its report to the FCC on August 28, 2015. On February 18, 2016, the FCC initiated a proceeding proposing rules intended to allow companies to build retail devices or software solutions that can navigate the universe of multichannel video programming with a competitive user interface while also requiring continued support for retail CableCARD devices. If cable operators were to cease supporting and providing CableCARDs to consumers without providing TiVo with a commercially viable alternative method of accessing digital cable, high definition, and premium cable channels that works across cable systems nationwide, we would be unable to sell most of our current retail products, may be unable to create future retail products that receive pay TV programming, and our business would be harmed as the market for devices which only receive over the air broadcast television signals is significantly smaller than the current pay TV market. In June 2016, the cable industry proposed an alternative to the FCC’s proposed rules. The cable industry proposal involved the use of apps to allow consumers access to subscription-based video programming directly on their internet-connected televisions and other television-connected devices. We objected to the cable industry proposal because we believe that the adoption of the proposal would result in competitive devices, such as ours, losing some of the functionalities that they currently offer consumers. This would make them less attractive and consumers would have less of an incentive to purchase our products and services. The FCC was scheduled to vote at its September 29, 2016 meeting on proposed rules that would have included an app approach and required support for widely-deployed platforms (including the TiVo platform). The FCC subsequently removed these proposals from consideration following prior to the change in Presidential administrations. We cannot predict the impact of any new technical equipment regulations on our business and operations.

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

As of December 31, 2016, we had three major locations (defined as a location with more than 50 employees) and employed approximately 480 employees outside the U.S. We face challenges inherent in efficiently managing employees over large geographic distances and across multiple office locations, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.

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

In addition, the satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements, as well as extensive regulation by local and state authorities. The FCC could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of our products or services, which may adversely affect our business. For example, the FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, or display of television programming based on rating systems. The FCC could also impose limits on the number of copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming. Furthermore, FCC regulations may affect cable television providers and other multi-channel video programming distributors ("MVPDs"), which are the primary customers for certain of our products and services. Although federal law no longer prohibits MVPDs (except DBS providers) from deploying navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”), further developments with respect to these issues or other related FCC action could impact the availability and/or demand for “plug and play” devices, including set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices and correspondingly affect our license fees; moreover, new regulations, or new interpretations of existing regulations, could reduce the desirability of our products and services, require us to make changes to our products or services, or increase our compliance costs.

We have also requested, and received, a waiver from the FCC that defers our requirement to incorporate an industry standard, interactive and recordable home network interface in the devices that we provide to cable operators. Our waiver currently expires on December 31, 2018.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists our principal locations:

Location	Square Footage	Lease Expiration	Primary Use by Segment
San Jose, California	164,000	January 2027	Corporate; Intellectual Property; Product
San Carlos, California	76,000	February 2026	Corporate; Intellectual Property; Product
Burbank, California	55,000	June 2019	Intellectual Property; Product
Wayne, Pennsylvania	51,000	October 2025	Corporate; Product
Bangalore, India	45,000	November 2017	Product
Tulsa, Oklahoma	29,000	August 2021	Corporate
Boston, Massachusetts	20,000	November 2021	Product
Luxembourg	18,000	February 2021	Product
Golden, Colorado	15,000	July 2017	Product

We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to this item is contained in Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of TiVo Corporation is listed on the NASDAQ Global Select Market under the symbol "TIVO". Prior to the TiVo Acquisition Date, Rovi's common stock was listed on the NASDAQ Global Select Market under the symbol "ROVI". The following table sets forth, for the periods indicated, the reported high and low intraday sales prices for the common stock of TiVo Corporation (and Rovi Corporation prior to the TiVo Acquisition Date):

	High	Low
2016
First Quarter	$23.70	$16.25
Second Quarter	$19.61	$15.06
Third Quarter	$23.40	$15.41
Fourth Quarter	$22.05	$18.80

2015
First Quarter	$26.44	$18.06
Second Quarter	$19.90	$15.57
Third Quarter	$17.54	$9.21
Fourth Quarter	$18.18	$8.01

As of December 31, 2016, the closing price of our common stock as reported on the NASDAQ Global Select Market was $20.90 per share. As of February 10, 2017 there were 988 holders of record of our common stock, based on information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms.

Stock Performance Graph*

The graph below shows a comparison of the cumulative total stockholder return of TiVo Corporation common stock (and Rovi Corporation's common stock prior to the TiVo Acquisition Date) with the cumulative total return of the NASDAQ Composite Index (the “Nasdaq”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from December 31, 2011 through December 31, 2016. The graph assumes an initial investment of $100 in TiVo Corporation common stock and in each of the market indices on December 31, 2011, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of TiVo Corporation common stock.

	December 31,
	2011	2012	2013	2014	2015	2016
TiVo Corporation	100	63	80	92	68	85
Nasdaq	100	117	165	189	202	220
S&P 500	100	116	154	175	177	198
Russell 2000	100	116	162	169	162	196

* The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of TiVo Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividend Policy

We have a disciplined capital allocation process that considers all alternatives for the use of our free cash flow, including dividends. While we have not paid any cash dividends in the last two years, on February 14, 2017, we declared a quarterly dividend of $0.18 per share, payable on March 15, 2017 to stockholders of record on March 1, 2017. Our cash dividend program and the payment of future cash dividends under the program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.

Our Senior Secured Credit Facility contains customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dividends and other distributions. See Note 9 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2016 there were no sales of unregistered securities.

Issuer Purchases of Equity Securities

TiVo Corporation may choose to repurchase shares under its ongoing repurchase program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value and there are no alternative investment opportunities expected to generate a higher risk-adjusted return on investment.

The following table provides information about the Company's purchases of its common stock during the three months ended December 31, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2016	—	$—	—	$50,472.6
November 2016	—	$—	—	$50,472.6
December 2016	—	$—	—	$50,472.6
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended December 31, 2016, the Company withheld 0.2 million shares of common stock to satisfy $4.7 million of required withholding taxes.

(2)
On April 29, 2015, Rovi's Board of Directors authorized the repurchase of up to $125.0 million of Rovi's common stock, excluding shares withheld to satisfy minimum statutory income tax withholding requirements in connection with the net share settlement of restricted stock units. The April 2015 authorization included amounts which were outstanding under Rovi's previously authorized stock repurchase programs. This authorization does not apply to TiVo Corporation and is no longer in effect. On November 2, 2016, TiVo Corporation's Board of Directors authorized the repurchase of up to $50.5 million of TiVo Corporation's common stock.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth selected financial data (in millions, except per share amounts). The information is not necessarily indicative of results of future operations. The selected financial data is derived from, and should be read in conjunction with, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, and the Consolidated Financial Statements and notes thereto included in Part IV, of this Annual Report on Form 10-K, which are incorporated by reference herein.

	Year Ended December 31,
	2016 (1)	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Total Revenues, net	$649,093	$526,271	$542,311	$537,390	$526,094
Restructuring and asset impairment charges	27,316	2,160	10,939	7,638	4,737
Operating income from continuing operations	21,441	71,756	83,710	83,333	64,433
Income (loss) from continuing operations, net of tax	37,249	(4,292)	(13,522)	21,335	(20,142)
Loss from discontinued operations, net of tax	(4,588)	—	(56,222)	(193,425)	(14,202)
Net income (loss)	32,661	(4,292)	(69,744)	(172,090)	(34,344)

Basic earnings (loss) per share:
Continuing operations	$0.40	$(0.05)	$(0.15)	$0.22	$(0.19)
Discontinued operations	(0.05)	—	(0.61)	(1.97)	(0.14)
Basic earnings (loss) per share	$0.35	$(0.05)	$(0.76)	$(1.75)	$(0.33)

Diluted earnings (loss) per share:
Continuing operations	$0.40	$(0.05)	$(0.15)	$0.22	$(0.19)
Discontinued operations	(0.05)	—	(0.61)	(1.96)	(0.14)
Diluted earnings (loss) per share	$0.35	$(0.05)	$(0.76)	$(1.74)	$(0.33)

	December 31,
	2016 (1)	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$438,640	$324,269	$469,020	$641,121	$968,233
Total assets	3,320,843	2,199,296	2,421,152	2,687,178	3,260,370
Long-term liabilities	1,128,611	1,075,512	910,906	1,264,041	1,444,507
Total stockholders’ equity	1,909,636	1,030,565	1,106,264	1,313,216	1,587,421

(1)
On September 7, 2016, Rovi completed its acquisition of TiVo Solutions for $1.1 billion. The Consolidated Statements of Operations for the year ended December 31, 2016 reflect an $86.1 million benefit from a reduction in our deferred tax asset valuation allowance in connection with the TiVo Acquisition, which was partially offset by including TiVo Solutions' results for the period subsequent to the TiVo Acquisition Date, $40.0 million of Transaction, transition and integration costs associated with the TiVo Acquisition and $27.3 million in Restructuring and asset impairment charges. For further details, refer to Note 2 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained in Part IV of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A., "Risk Factors" included in Part I of this Annual Report on Form 10-K.

Executive Overview of Results

On September 7, 2016 (the "TiVo Acquisition Date"), Rovi Corporation ("Rovi") completed its acquisition of TiVo Inc. (renamed TiVo Solutions Inc. ("TiVo Solutions") on September 7, 2016), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $1.1 billion (the "TiVo Acquisition"). The TiVo Acquisition created a new company, TiVo Corporation ("TiVo" or the "Company"), which is a global leader in entertainment technology and audience insights. From the interactive program guide ("IPG") to the digital video recorder ("DVR"), we provide innovative products and licensable technologies that enable the world’s leading media and entertainment companies to deliver the ultimate entertainment experience and improve how people find content across a changing media landscape. For further details on the TiVo Acquisition, see Note 2 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Our operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to multi-channel video service providers (e.g., cable, satellite and internet-protocol television), set-top box manufacturers, interactive television software and program guide providers in the online, over-the-top ("OTT") video and mobile phone businesses and consumer electronics (“CE”) manufacturers. Our broad portfolio of licensable technology patents covers many aspects of content discovery, DVR, video-on-demand (“VOD”), OTT experiences, multi-screen functionality and personalization, as well as interactive applications and advertising. We group our Intellectual Property Licensing revenues into two verticals; Service Provider and Consumer Electronics, based primarily on the business of our customer. The Product segment consists primarily of the licensing of Company-developed IPG products and services to multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing the TiVo service, licensing metadata and selling TiVo-enabled DVR and non-DVR products. We group our Product revenues into three verticals; Platform Solutions, Software and Services and Other, based on the products delivered to our customer. Platform Solutions includes revenue from licensing Company-developed IPG products and the TiVo service and selling TiVo-enabled DVR and non-DVR products. Software and Services includes revenue from licensing our metadata, advanced search and recommendation and analytics products, as well as in-guide advertising revenue. Other revenue includes sales of legacy Analog Content Protection ("ACP"), VCR Plus+, connected platform and media recognition products.

Total Revenues, net for the year ended December 31, 2016 increased by 23% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased revenue by $147.4 million, which includes revenue from a license agreement executed in the fourth quarter of 2016 with Samsung Electronics Co. ("Samsung") that included significant catch-up payments to make us whole for the pre-license period of use. Total Revenues, net also benefited from a new license agreement with DISH Network L.L.C. ("DISH") that included significant catch-up payments to make us whole for the pre-license period of use, partially offset by an IPG patent license agreement executed in the fourth quarter of 2015 that included significant catch-up payments to make us whole for the pre-license period of use, Comcast Corporation ("Comcast") being out of license during much of 2016 and a continued decline in ACP revenue.

Our Intellectual Property Licensing contract with Comcast expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, remains in effect. The expiration of our license with Comcast, as well as litigation initiated against Comcast, may result in a reduction of revenue and an increase in litigation costs. While the Company anticipates that Comcast will eventually execute a new license, the length of time that Comcast is out of license prior to executing a license is uncertain. The amount of revenue recognized in the reporting period a license is executed is uncertain and will depend on a variety of factors, including license terms such as duration, pricing, covered products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license and the length of time we remain in litigation with Comcast.

For the year ended December 31, 2016, our income from continuing operations, net of tax was $37.2 million, or $0.40 per diluted share, compared to a loss from continuing operations, net of tax of $4.3 million, or $0.05 per diluted share, in the prior year. The improvement in results from continuing operations was primarily due to an $86.1 million benefit from a reduction in our deferred tax asset valuation allowance recognized in connection with the TiVo Acquisition and license agreements executed in the third and fourth quarters of 2016 with DISH and Samsung, respectively, both of which included significant catch-up payments to make us whole for the pre-license period of use. These year-over-year benefits were partially offset by $40.0 million of Transaction, transition and integration costs associated with the TiVo Acquisition and a $25.2 million increase in Restructuring and asset impairment charges. The results of operations include TiVo Solutions' results for the period subsequent to the TiVo Acquisition Date.

Comparison of Year Ended December 31, 2016 and 2015

The consolidated results of operations for the year ended December 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change $	Change %
Revenues, net:
Licensing, services and software	$629,474	$525,482	$103,992	20%
Hardware	19,619	789	18,830	2,387%
Total Revenues, net	649,093	526,271	$122,822	23%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	139,666	102,466	37,200	36%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	19,056	504	18,552	3,681%
Research and development	125,172	99,902	25,270	25%
Selling, general and administrative	192,755	155,173	37,582	24%
Depreciation	18,698	17,410	1,288	7%
Amortization of intangible assets	104,989	76,982	28,007	36%
Restructuring and asset impairment charges	27,316	2,160	25,156	1,165%
Gain on sale of patents	—	(82)	82	(100)%
Total costs and expenses	627,652	454,515	173,137	38%
Operating income from continuing operations	21,441	71,756	(50,315)	(70)%
Interest expense	(43,681)	(46,826)	3,145	(7)%
Interest income and other, net	1,688	716	972	136%
Loss on interest rate swaps	(3,884)	(13,368)	9,484	(71)%
Loss on debt extinguishment	—	(2,815)	2,815	(100)%
Loss before income taxes	(24,436)	9,463	(33,899)	(358)%
Income tax (benefit) expense	(61,685)	13,755	(75,440)	(548)%
Income (loss) from continuing operations, net of tax	37,249	(4,292)	41,541	(968)%
Loss from discontinued operations, net of tax	(4,588)	—	(4,588)	N/a
Net income (loss)	$32,661	$(4,292)	$36,953	(861)%

Total Revenues, net

For the year ended December 31, 2016, Total Revenues, net increased 23% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased revenue by $147.4 million, which includes revenue from a license agreement executed in the fourth quarter of 2016 with Samsung that included significant catch-up payments to make us whole for the pre-license period of use. Total Revenues, net also benefited from a new license agreement with DISH that included significant catch-up payments to make us whole for the pre-license period of use, partially offset by an IPG patent license agreement executed in the fourth quarter of 2015 that included significant catch-up payments to make us whole for the pre-license period of use, Comcast being out of license during much of 2016 and a continued decline in ACP revenue.

At the segment level, Intellectual Property Licensing and Product revenues increased $65.6 million and $57.2 million, respectively, for the year ended December 31, 2016. Intellectual Property Licensing generated 53.5% and 53.6% of Total Revenues, net for the years ended December 31, 2016 and 2015, respectively. As a result of the TiVo Acquisition, we anticipate Product revenues will become a larger portion of our operations in 2017.

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

For the year ended December 31, 2016, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 36% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased costs by $27.8 million. Other than the effects of including TiVo Solutions in the results for the period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased $9.4 million from the prior period due to a $12.4 million increase in patent litigation and maintenance costs which primarily resulted from the ongoing Comcast litigation and $10.4 million of Transaction, transition and integration costs associated with the TiVo Acquisition, which were partially offset by a decrease in compensation costs and cost saving initiatives resulting in lower facilities and infrastructure costs. Included in Transaction, transition and integration costs in 2016 is $10.0 million in expenses for additional guaranteed license payments related to the Company’s over-the-top licensing partnership with Intellectual Ventures. These payments were expensed in the fourth quarter of 2016 as the payments were triggered by the execution of a patent license agreement during the quarter and are not expected to be recoverable from the net direct revenue resulting from the patent license agreement and the related TiVo product partnership. This expense was included in Transaction, transition and integration costs as the patent license agreement was entered into as part of continuing, and broadening, the product relationship with TiVo.

Cost of hardware revenues, excluding depreciation and amortization of intangible assets

Cost of hardware revenues, excluding depreciation and amortization of intangible assets includes all product-related costs associated with TiVo-enabled DVRs and non-DVRs, including manufacturing costs, employee-related costs, warranty costs and order fulfillment costs, as well as certain licensing costs and an allocation of overhead and facilities costs. Hardware is sold primarily as a means to grow our Licensing, services and software revenues and, as a result, generating positive gross margins from hardware sales is not the primary goal of the hardware business. For the year ended December 31, 2016, the increase in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to including TiVo Solutions results for the period.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the year ended December 31, 2016, Research and development expenses increased 25% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased costs by $30.4 million. Other than the effects of including TiVo Solutions in the results for the period, Research and development costs decreased $5.1 million as a result of a $5.4 million reduction in compensation costs and a $2.1 million reduction in consulting costs related to our metadata operations and legacy guide products due to prior cost saving initiatives, offset in part by Transaction, transition and integration costs associated with the TiVo Acquisition of $3.8 million.

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

The 24% increase in Selling, general and administrative expenses during the year ended December 31, 2016 was primarily due to the TiVo Acquisition as including TiVo Solutions' results for the period increased costs by $23.3 million. Other than the effects of including TiVo Solutions in the results for the period, Selling, general and administrative costs increased $14.3 million as a result of Transaction, transition and integration costs associated with the TiVo Acquisition of $25.8 million. The increase in Transaction, transition and integration costs was partially offset by the prior year including $4.3 million of expenses related to a contested proxy election, a decrease in consulting costs related to planning for license renewals with AT&T, Charter, Comcast and DISH in the prior year and a $2.5 million decrease in marketing spend in the current year. In addition, Selling, general and administrative expenses were reduced during the years ended December 31, 2016 and 2015 by $1.6 million from changes in the estimated Cubiware contingent consideration liability and by $0.9 million from changes in the estimated Veveo contingent consideration liability, respectively. Selling, general and administrative expenses during the year ended December 31, 2016 also include a $1.2 million final Veveo earn-out settlement.

We anticipate incurring material transition and integration-related costs, primarily consisting of employee-related costs and information systems investments in connection with integrating the operations of TiVo Solutions with the operations of Rovi through 2017.

Depreciation and Amortization of intangible assets

For the year ended December 31, 2016, Depreciation and Amortization of intangible assets increased from the prior year primarily due to the TiVo Acquisition. For the year ended December 31, 2016, the inclusion of TiVo Solutions increased Depreciation by $2.0 million and increased Amortization of intangible assets by $28.9 million.

Restructuring and asset impairment charges

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, integration plans were implemented which are intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). We expect to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of the integration plans. We expect to generate over $100 million in cost synergies from the TiVo Acquisition and expect to take actions that will ultimately produce over $65 million of these synergies within one year of the TiVo Acquisition Date. Costs incurred in connection with the TiVo Integration Restructuring Plan to date primarily relate to termination and transition agreements with former TiVo Solutions' senior executives and Rovi's former Chief Operating Officer. As a result of these actions, Restructuring and asset impairment charges of $24.9 million were recognized for the TiVo Integration Restructuring Plan in the year ended December 31, 2016.

We expect to incur material restructuring costs in connection with the TiVo Integration Restructuring Plan through 2017.

Legacy Rovi Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities, including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into a new corporate headquarters, and eliminating a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.4 million were recognized in the year ended December 31, 2016.

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in Restructuring and asset impairment charges of $2.2 million in the year ended December 31, 2015. Amounts recognized in the year ended December 31, 2015 represent adjustments to the amounts originally recorded in connection with restructuring plans initiated in 2014.

Interest expense

For the year ended December 31, 2016, Interest expense decreased compared to the prior year primarily due to a decrease in average debt outstanding and a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes.

Interest income and other, net

For the year ended December 31, 2016, the increase in Interest income and other, net was primarily due to an increase in interest rates and higher average cash, cash equivalents and marketable securities.

Loss on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Consolidated Statements of Operations (see Note 9 to the Consolidated Financial Statements included in Item IV of this Annual Report on Form 10-K, which is incorporated by reference herein). We generally utilize interest rate swaps to convert the interest rate on a portion of our loans with a floating interest rate to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally have gains when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally have losses when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment

During the year ended December 31, 2015, we made voluntary principal prepayments that extinguished Term Loan Facility A and elected to terminate our Revolving Facility. As a result of these actions, we recognized a Loss on debt extinguishment of $2.8 million.

Income tax (benefit) expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax (benefit) expense.

During the year ended December 31, 2016, we recorded an income tax benefit of $86.1 million due to a change in our deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets as described in Note 2 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination. Other than the deferred tax asset valuation allowance release, Income tax (benefit) expense for the year ended December 31, 2016 primarily consists of $20.6 million of foreign withholding taxes.

Income tax (benefit) expense for the year ended December 31, 2015 primarily consists of $14.3 million of foreign withholding taxes, a $2.1 million increase in net deferred tax liabilities, $1.2 million of foreign income taxes and $0.7 million of state income taxes, which reflects the settlement of Rovi's 2008 California tax return, which were partially offset by a $4.5 million reduction in reserves for unrecognized tax benefits. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which, among other provisions, retroactively extended the U.S. federal research and development tax credit for the year ended December 31, 2015, resulting in the generation of a research and development tax credit of $1.3 million which was recognized in the fourth quarter of 2015. The research and development tax credit created a tax attribute to which we applied a full valuation allowance.

The year-over-year increase in foreign withholding taxes was due to an increase in license fees received in 2016 coming from licensees in countries subject to foreign withholding taxes.

Loss from discontinued operations, net of tax

The Loss from discontinued operations, net of tax for the year ended December 31, 2016 is due to a settlement with Dolby Laboratories, Inc. related to unpaid royalties from Rovi's Roxio, DivX and MainConcept businesses which were divested in prior periods. For additional information, see Note 10 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 14 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change $	Change %
Service Provider	$268,078	$216,777	$51,301	24%
Consumer Electronics	79,339	65,045	14,294	22%
Intellectual Property Licensing Revenues	347,417	281,822	65,595	23%
Adjusted Operating Expenses	79,820	60,926	18,894	31%
Adjusted EBITDA	$267,597	$220,896	$46,701	21%
Adjusted EBITDA Margin	77.0%	78.4%

For the year ended December 31, 2016, Intellectual Property Licensing revenue increased 23% compared to the prior year due to a 24% increase in Service Provider revenue and a 22% increase in Consumer Electronics revenue. Service Provider revenue increased primarily due to the inclusion of $52.9 million of TiVo Solutions revenue, which includes revenue from a license agreement executed in the fourth quarter of 2016 with Samsung that included significant catch-up payments to make us whole for the pre-license period of use. Service Provider revenue also benefited from a license agreement executed in the third quarter of 2016 with DISH that included significant catch-up payments to make us whole for the pre-license period of use. These increases in Service Provider revenue were partially offset by an IPG patent license agreement executed in the fourth quarter of 2015 that included significant catch-up payments to make us whole for the pre-license period of use and the expiration of the Comcast license during the current period. The increase in Consumer Electronics revenue was primarily due to the inclusion of $21.2 million of TiVo Solutions revenue, which includes revenue from a license agreement executed in the fourth quarter of 2016 with Samsung which included catch-up payments to make us whole for the pre-license period of use, which was partially offset by a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models, which has caused revenue from CE manufacturers to decline. Such declines could continue unless we are able to successfully license new entrants to this market.

During 2016, we expanded our business strategy of monetizing our intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of our ongoing major or central operations and activities of monetizing intellectual property, we began recording patent sales as revenue in 2016. Service Provider Intellectual Property Licensing revenue for the year ended December 31, 2016 includes $1.0 million related to patent sales. We expect additional patent sales in the future.

Intellectual Property Licensing Adjusted Operating Expenses increased 31% during the year ended December 31, 2016 primarily due to the effect of including TiVo Solutions' results for the period and a $12.4 million increase in patent litigation and maintenance costs which primarily resulted from the ongoing Comcast litigation. These cost increases were partially offset by cost saving initiatives and a decrease in consulting costs incurred in 2015 related to planning for license renewals with AT&T, Charter, Comcast and DISH.

Product

The Product segment's results of operations for the year ended December 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change $	Change %
Platform Solutions	$205,395	$137,814	$67,581	49%
Software and Services	83,811	84,956	(1,145)	(1)%
Other	12,470	21,679	(9,209)	(42)%
Product Revenues	301,676	244,449	57,227	23%
Adjusted Operating Expenses	251,529	195,364	56,165	29%
Adjusted EBITDA	$50,147	$49,085	$1,062	2%
Adjusted EBITDA Margin	16.6%	20.1%

For the year ended December 31, 2016, Product revenue increased 23% compared to the prior year as Platform Solutions revenues increased 49%, while Software and Services and Other revenue declined 1% and 42%, respectively. TiVo Solutions contributed $66.9 million and $6.4 million to Platform Solutions and Software and Services revenues, respectively. TiVo Solutions Product revenue includes $17.5 million of hardware sales for the year ended December 31, 2016. Hardware revenue is expected to decrease in the future as multiple system operator partners shift to deploying the TiVo service on third-party hardware resulting in a decrease in the number of TiVo set-top boxes sold to multiple system operator partners.

Other than the effects of including TiVo Solutions in the results for the period, Product revenues decreased $16.1 million. Excluding revenue from TiVo Solutions, Platform Solutions revenue increased $0.7 million. Excluding revenue from TiVo Solutions, Software and Services revenue decreased $7.5 million primarily due to expiration of the Comcast license during the period which provided for a share of the in-guide advertising revenue, which was partially offset by growth in metadata and analytics. The decrease in Other revenue of $9.2 million was the result of a continued decline in ACP revenue, as well as the year ended December 31, 2015 including a significant perpetual license fee from a manufacturer of set-top boxes. ACP revenue is expected to continue to decline in the future.

Product Adjusted Operating Expenses increased 29% for the year ended December 31, 2016 compared to the prior year primarily as a result of including TiVo Solutions' results for the period. These cost increases were partially offset by a decrease in spending on our metadata operations and legacy guide products due to cost saving initiatives.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the year ended December 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change $	Change %
Adjusted Operating Expenses	$56,673	$54,681	$1,992	4%

For the year ended December 31, 2016, Corporate Adjusted Operating Expenses reflect the effects of including TiVo Solutions in results for the period, partially offset by the benefit of lower marketing costs.

Comparison of Years Ended December 31, 2015 and 2014

The consolidated results of operations for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Revenues, net:
Licensing, services and software	$525,482	$540,685	$(15,203)	(3)%
Hardware	789	1,626	(837)	(51)%
Total Revenues, net	526,271	542,311	(16,040)	(3)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	102,466	106,203	(3,737)	(4)%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	504	1,050	(546)	(52)%
Research and development	99,902	106,632	(6,730)	(6)%
Selling, general and administrative	155,173	138,850	16,323	12%
Depreciation	17,410	17,540	(130)	(1)%
Amortization of intangible assets	76,982	77,887	(905)	(1)%
Restructuring and asset impairment charges	2,160	10,939	(8,779)	(80)%
Gain on sale of patents	(82)	(500)	418	(84)%
Total costs and expenses	454,515	458,601	(4,086)	(1)%
Operating income from continuing operations	71,756	83,710	(11,954)	(14)%
Interest expense	(46,826)	(54,768)	7,942	(15)%
Interest income and other, net	716	4,069	(3,353)	(82)%
Loss on interest rate swaps	(13,368)	(17,874)	4,506	(25)%
Loss on debt extinguishment	(2,815)	(5,159)	2,344	(45)%
Loss on debt modification	—	(3,775)	3,775	(100)%
(Loss) income from continuing operations before income taxes	9,463	6,203	3,260	53%
Income tax (benefit) expense	13,755	19,725	(5,970)	(30)%
Income (loss) from continuing operations, net of tax	(4,292)	(13,522)	9,230	(68)%
Loss from discontinued operations, net of tax	—	(56,222)	56,222	(100)%
Net income (loss)	$(4,292)	$(69,744)	$65,452	(94)%

Total Revenues, net

For the year ended December 31, 2015, Total Revenues, net decreased 3% compared to the prior year as a result of a $3.3 million decrease in revenue in our Intellectual Property Licensing segment and a $12.7 million decrease in revenue in our Product segment. For additional details on the changes in revenue, see the discussion of our segment results below.

Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets

Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets consist primarily of service costs, employee-related costs, patent prosecution, maintenance and litigation costs and an allocation of overhead and facilities costs. For the year ended December 31, 2015, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased from the prior year primarily due to a $5.9 million decrease in patent prosecution and defense costs, offset in part by increased investments in our analytics operations.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs. For the year ended December 31, 2015, Research and development expenses decreased compared to the prior year as decreases in spending on our metadata operations and legacy products were partially offset by increased investments to support our cloud-based platforms and analytics services.

Selling, general and administrative

Selling expenses are comprised primarily of employee-related costs, including travel costs, advertising costs and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee-related costs, including travel costs, corporate accounting, tax and legal fees and an allocation of overhead and facilities costs.

The increase in Selling, general and administrative expenses during the year ended December 31, 2015 was primarily due to $4.3 million of costs incurred in 2015 related to a contested proxy election, $3.5 million of higher employee-related costs, a $1.8 million increase in franchise taxes, a $0.6 million increase in bad debt expense and the prior year including the reimbursement of $0.8 million in legal fees related to a previously settled case. In addition, Selling, general and administrative expenses were reduced during the years ended December 31, 2015 and 2014 by $0.9 million and $2.7 million, respectively, from changes in the estimated Veveo contingent consideration liability. The increase in employee costs related to the major service provider license renewals and the expansion of our patent strategy group more than offset reductions in employee costs due to our cost saving initiatives.

Amortization of intangible assets

For the year ended December 31, 2015, Amortization of intangible assets decreased from the prior year primarily due to certain intangible assets related to past acquisitions becoming fully amortized during the period. This decrease was partially offset by additional amortization related to the Veveo acquisition in February 2014 and the acquisition of a patent portfolio in July 2014.

Restructuring and asset impairment charges

Legacy Rovi Plans

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and our narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in charges of $2.2 million and $10.9 million during the years ended December 31, 2015 and 2014, respectively. Amounts recorded during the year ended December 31, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Interest expense

For the year ended December 31, 2015, Interest expense decreased compared to the prior year primarily due to a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes, as well as a decrease in average debt outstanding.

Interest income and other, net

For the year ended December 31, 2015, the decrease in Interest income and other, net was primarily due to the release of a $1.2 million contingent liability in 2014 that was acquired in a prior acquisition and a $0.6 million decline in equity income from our joint venture in Japan.

Loss on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Consolidated Statements of Operations (see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein). We generally utilize interest rate swaps to convert the interest rate on a portion of our loans with a floating interest rate to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally have gains when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally have losses when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment and Loss on debt modification

During the year ended December 31, 2015, we redeemed $291.0 million in principal of our 2040 Convertible Notes for cash, made voluntary principal prepayments that extinguished Term Loan Facility A and elected to terminate our Revolving Facility. As a result of these actions, we recognized a Loss on debt extinguishment of $2.8 million for the year ended December 31, 2015.

The July 2014 issuance of the Senior Secured Credit Facility and the subsequent repayment of a previous credit facility were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in the previous credit facility that elected not to participate in the Senior Secured Credit Facility were extinguished. The Consolidated Statements of Operations for the year ended December 31, 2014 includes a $5.2 million Loss on debt extinguishment related to unamortized debt issuance costs and unamortized debt discount for those creditors. Additionally, debt issuance costs of $3.8 million related to the issuance of the Senior Secured Credit Facility to creditors from the previous credit facility were recognized as a Loss on debt modification in the Consolidated Statements of Operations for the year ended December 31, 2014.

Income tax (benefit) expense

Due to our significant net operating loss carryforward and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax (benefit) expense.

We recorded Income tax (benefit) expense for the year ended December 31, 2015 of $13.8 million, which primarily consists of $14.3 million of foreign withholding taxes, a $2.1 million increase in net deferred tax liabilities, $1.2 million of foreign income taxes and $0.7 million of state income taxes, which reflects the settlement of the Company's 2008 California tax return, which were partially offset by a $4.5 million reduction in reserves for unrecognized tax benefits. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which, among other provisions, retroactively extended the U.S. federal research and development tax credit for the year ended December 31, 2015, resulting in the generation of a research and development tax credit of $1.3 million which was recognized in the fourth quarter of 2015. The research and development tax credit created a tax attribute to which we applied a full valuation allowance.

We recorded Income tax (benefit) expense for the year ended December 31, 2014 of $19.7 million which primarily consists of $17.2 million of foreign withholding taxes, $3.7 million related to previously unrecognized tax benefits, $1.1 million of state income taxes and $0.9 million of foreign income taxes, partially offset by $2.0 million from the change in deferred tax liabilities and $1.2 million of foreign deferred tax asset adjustments.

The year-over-year decrease in foreign withholding taxes was due to a larger portion of license fees received in 2014 coming from licensees in countries subject to foreign withholding taxes.

Loss from discontinued operations, net of tax

The Loss from discontinued operations, net of tax for the year ended December 31, 2014 is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.

Segment Results

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Service Provider	$216,777	$200,799	$15,978	8%
Consumer Electronics	65,045	84,359	(19,314)	(23)%
Intellectual Property Licensing Revenues	281,822	285,158	(3,336)	(1)%
Adjusted Operating Expenses	60,926	59,810	1,116	2%
Adjusted EBITDA	$220,896	$225,348	$(4,452)	(2)%
Adjusted EBITDA Margin	78.4%	79.0%

For the year ended December 31, 2015, Intellectual Property Licensing revenue decreased 1% compared to the prior year due to an 8% increase in revenue from Service Provider and a 23% decrease in revenue from Consumer Electronics manufacturers. Service Provider revenue primarily benefited from a new IPG patent license agreement executed in the fourth quarter of 2015 that included catch-up payments to make us whole for the pre-license period of use. The decrease in revenue from Consumer Electronics manufacturers was primarily due to a major Consumer Electronics manufacturer being out of license in 2015 and a decrease in revenue from catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use as compared to the prior year. A decrease in our licensees' market share, combined with continuing pressures on their business models, have also contributed to the decline in our revenue from Consumer Electronics manufacturers.

Intellectual Property Licensing segment Adjusted Operating Expenses increased 2% during the year ended December 31, 2015 primarily due to a $6.5 million increase in employee-related and consulting costs and a $0.5 million Gain on sale of patents that reduced Adjusted Operating Expenses in the prior year, partially offset by a $5.9 million decrease in patent litigation costs. The increase in employee-related and consulting costs for the year ended December 31, 2015 was primarily due to efforts to renew licenses with AT&T, Charter, Comcast and DISH and the expansion of the patent strategy group.

Product

The Product segment's results of operations for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Platform Solutions	$137,814	$146,965	$(9,151)	(6)%
Software and Services	84,956	80,254	4,702	6%
Other	21,679	29,934	(8,255)	(28)%
Product Revenues	244,449	257,153	(12,704)	(5)%
Adjusted Operating Expenses	195,364	197,405	(2,041)	(1)%
Adjusted EBITDA	$49,085	$59,748	$(10,663)	(18)%
Adjusted EBITDA Margin	20.1%	23.2%

For the year ended December 31, 2015, Product segment revenue decreased 5% compared to the prior year due to a 6% decrease in revenue from Platform Solutions, a 6% increase in Software and Services revenue and a 28% decrease in Other revenue. The decrease in Platform Solutions revenue was primarily the result of acceptance of our Passport guide product for deployment in multiple countries with a major Latin American service provider which benefited revenue in 2014 and a decrease in the number of units shipped that incorporate our products. The increase in Software and Services revenue was primarily the result of an increase in advertising and search and recommendations revenues, which offset a decline in metadata revenue. Advertising revenue growth in 2015 was partially offset by agreements with a major pay TV provider during 2015 and 2014 to report its advertising sales to us on a more timely basis. As a result, advertising revenue for 2015 and 2014 includes a benefit of $1.5 million and $3.0 million, respectively, from the more timely reporting. As a result of these changes, we now recognize IPG advertising revenue related to this pay TV provider with no lag. The decrease in Other revenue was the result of a decline in ACP revenue, including the effect of a license agreement executed in the prior year that allowed a licensee to incorporate our ACP technology in specified devices in perpetuity; however, both periods included significant perpetual license fees that are not expected to recur.

Adjusted Operating Expenses decreased 1% during the year ended December 31, 2015 compared to the prior year as a decrease in spending on metadata and legacy products due to cost saving initiatives were partially offset by increased investments to support our cloud-based platforms and analytics services.

Corporate

Corporate costs for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Adjusted Operating Expenses	$54,681	$51,737	$2,944	6%

For the year ended December 31, 2015, the increase in Corporate Adjusted Operating Expenses was primarily due to an increase in consulting and legal costs as well as an increase in franchise taxes. Legal expenses in 2014 benefited from an $0.8 million reimbursement of legal fees related to a previously settled case.

Liquidity and Capital Resources

We finance our business primarily from operating cash flow. We believe our cash position remains strong and our cash, cash equivalents and marketable securities and anticipated operating cash flow, supplemented with access to capital markets as necessary, are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments, in addition to investments in future growth opportunities and payments for dividends and share repurchases for at least the next twelve months. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions.

As of December 31, 2016, we had $192.6 million in Cash and cash equivalents, $117.1 million in Short-term marketable securities and $128.9 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $231.6 million held by our foreign subsidiaries as of December 31, 2016. Due to our net operating loss carryforwards, we could repatriate amounts to the U.S. with minimal income tax impacts.

Sources and Uses of Cash

Cash flows for the year ended December 31, 2016 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2016	2015	Change $	Change %
Net cash provided by operating activities of continuing operations	$138,521	$143,020	$(4,499)	(3)%
Net cash provided by investing activities	185,672	77,559	108,113	139%
Net cash used in financing activities	(228,071)	(272,852)	44,781	(16)%
Net cash used in discontinued operations	(5,000)	(194)	(4,806)	2,477%
Effect of exchange rate changes on cash and cash equivalents	(170)	(426)	256	(60)%
Net increase (decrease) in cash and cash equivalents	$90,952	$(52,893)	$143,845	(272)%

Net cash provided by operating activities of continuing operations for the year ended December 31, 2016 decreased $4.5 million as a $37.0 million increase in net income was more than offset by a $45.1 million decrease non-cash adjustments to net income, primarily related to an $86.1 million benefit from a reduction in our deferred tax asset valuation allowance recognized in connection with the TiVo Acquisition, offset by increases in amortization of intangible assets and restructuring expense. Changes in working capital, net of amounts acquired in the TiVo Acquisition, resulted in a net source of cash of $3.6 million due to an increase in deferred revenue, partially offset by an increase in Accounts receivable, net resulting from the DISH agreement executed in the third quarter of 2016, which is described below, prepaying a third party for an intellectual property license in 2016 and an increase in severance payments resulting from the TiVo Integration Restructuring Plan. We expect to make material cash payments for restructuring actions in connection with the TiVo Integration Restructuring Plan through the end of 2017. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A of this Annual Report on Form 10-K, which are incorporated by reference herein.

In August 2016, Rovi entered into a 10-year patent license agreement with DISH. As part of the agreement, DISH agreed to provide TiVo Inc. with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Inc. providing DISH certain TiVo Inc. products during the license term and cash payments by TiVo Inc. to DISH of $60.3 million, of which $15.0 million was paid in the fourth quarter of 2016 with the remainder due by the end of the third quarter of 2017. The agreement with DISH is described in more detail in Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Net cash provided by investing activities for the year ended December 31, 2016 increased $108.1 million due to cash acquired in the TiVo Acquisition exceeding the cash portion of the merger consideration by $166.3 million, partially offset by a $46.6 million decrease in net proceeds from marketable security investment activities and higher spending on capital expenditures primarily associated with relocating our corporate headquarters to San Carlos, California and certain investments in infrastructure projects designed to integrate the TiVo Acquisition. The year ended December 31, 2016 also includes a $2.5 million payment to acquire a patent portfolio. We anticipate capital expenditures to grow our business and strengthen our operations infrastructure of between $45 million and $55 million in 2017.

Net cash used in financing activities for the year ended December 31, 2016 included $237.0 million in principal payments on the 2021 Convertible Notes and Term Loan Facility B, the receipt of $17.4 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan and $14.1 million in tax withholding payments from the net share settlement of restricted stock units. Net cash provided by financing activities for the year ended December 31, 2016 included the receipt of $6.3 million, net from the settlement of TiVo Solutions' convertible note hedge and warrant transactions.

Net cash used in financing activities for the year ended December 31, 2015 included $291.0 million in principal payments on our 2040 Convertible Notes and the issuance of $345.0 million in principal of our 2020 Convertible Notes. Using proceeds from the 2020 Convertible Notes, we repaid $100.0 million which had been borrowed against our Revolving Facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes. In connection with issuing the 2020 Convertible Notes, we purchased a call option to manage the potential dilution to earnings per share from conversion of the 2020 Convertible Notes and sold a warrant for a net cash payment of $33.5 million. The year ended December 31, 2015 also includes the payment of $6.2 million in contingent consideration related to previous acquisitions. In addition, during the year ended December 31, 2015, we used $154.5 million to repurchase shares of our common stock and received $8.8 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

Holders of 9.9 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date did not vote to approve the TiVo Acquisition and asserted their appraisal rights under Delaware law with respect to such shares ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares"). In November 2016, Dissenting Holders of 0.8 million shares of TiVo Solutions common stock withdrew their demand for appraisal rights and accepted the merger consideration. Dissenting Holders of 9.1 million shares of TiVo Solutions common stock filed a petition for appraisal in the Delaware Court of Chancery. The $79.0 million accrual for merger consideration as of December 31, 2016 was based on 9.1 million Dissenting Shares assuming a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.5 million shares of TiVo Corporation common stock. In addition, on the TiVo Acquisition Date, TiVo Corporation paid the cash portion of the merger consideration, which was $2.75 per share, related to the Dissenting Shares to an account held by the exchange agent in the TiVo Acquisition. As of December 31, 2016, the exchange agent was holding $25.3 million in cash related to the Dissenting Holders.

Should this matter be adjudicated in the Court of Chancery, regardless of the verdict, the Dissenting Holders would be entitled to receive a cash payment equal to the fair value of their TiVo Solutions common stock (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive pursuant to the Merger Agreement. The Dissenting Holders would also receive prejudgment interest on any appraisal award, which would be calculated at an interest rate of 5% above the Federal Reserve Discount Rate, with interest compounded quarterly. For additional details, see Notes 2 and 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which are incorporated by reference herein.

On November 2, 2016, TiVo Corporation's Board of Directors authorized the repurchase of up to $50.5 million of the Company's common stock. The $50.5 million was the remaining amount of Rovi's prior common stock repurchase authorization, which is no longer in effect.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

In addition, on February 14, 2017, we declared a quarterly dividend of $0.18 per share, payable on March 15, 2017 to stockholders of record on March 1, 2017.

Cash flows for the year ended December 31, 2015 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Net cash provided by operating activities of continuing operations	$143,020	$190,701	$(47,681)	(25)%
Net cash provided by investing activities	77,559	93,729	(16,170)	(17)%
Net cash used in financing activities	(272,852)	(279,764)	6,912	(2)%
Net cash used in discontinued operations	(194)	(5,872)	5,678	(97)%
Effect of exchange rate changes on cash and cash equivalents	(426)	(713)	287	(40)%
Net increase (decrease) in cash and cash equivalents	$(52,893)	$(1,919)	$(50,974)	2,656%

Net cash provided by operating activities of continuing operations for the year ended December 31, 2015 decreased $47.7 million primarily due to the receipt of a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013 and lower revenue resulting in lower collections on accounts receivable in 2015, partially offset by lower payments for accrued liabilities, primarily as a result of $7.6 million paid to terminate interest rate swaps in 2014, a $2.9 million reduction in interest payments due to the 2020 Convertible Notes having a lower interest rate than the 2040 Convertible Notes and lower bonus payments.

Net cash provided by investing activities for the year ended December 31, 2015 decreased $16.2 million due to a decrease in the net use of cash associated with acquisitions and divestitures compared to the prior period, which was partially offset by a decrease in net proceeds from net sales and maturities of marketable securities of $77.1 million and lower spending on capital expenditures. The year ended December 31, 2014 includes payments of $70.3 million for the Veveo and Fanhattan acquisitions and $28.0 million for the purchase of a patent portfolio, offset by the receipt of $50.3 million from the sale of DivX and MainConcept.

Net cash used in financing activities for the year ended December 31, 2015 included $291.0 million of principal payments on our 2040 Convertible Notes and the issuance of $345.0 million of principal of 2020 Convertible Notes. Using the proceeds from the 2020 Convertible Notes issuance, we repaid $100.0 million which had been borrowed against our Revolving Facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes. In connection with issuing the 2020 Convertible Notes, we purchased a call option to manage the potential dilution to earnings per share from conversion of the 2020 Convertible Notes and sold a warrant for a net cash payment of $33.5 million. During the year ended December 31, 2015, we made aggregate voluntary principal prepayments of $125.0 million to extinguish our Term Loan Facility A. The year ended December 31, 2015 includes the payment of $6.2 million in continent consideration and the release of deferred purchase price payments related to previous acquisitions. In addition, we used $154.5 million to repurchase shares of our common stock and received $8.8 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the year ended December 31, 2014, we made $917.5 million in debt principal payments, which was partially offset by $812.0 million of additional borrowing under the Senior Secured Credit Facility and used $192.2 million to repurchase shares of our common stock. The year ended December 31, 2014 also included the receipt of $17.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$297,646	$345,000	$284,241
2021 Convertible Notes	48	48	—	—
Term Loan Facility B	682,500	677,038	689,500	682,915
Total	$1,027,548	$974,732	$1,034,500	$967,156

During the next twelve months, $7.0 million of outstanding principal is scheduled to be repaid. For more information on our borrowings, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that mature on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture"). The 2020 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 34.5968 shares of common stock per $1,000 of principal of notes (which represents an initial conversion price of approximately $28.9044 per share). Holders may convert the 2020 Convertible Notes prior to the close of business on the business day immediately preceding December 1, 2019, in multiples of $1,000 of principal under the following circumstances:

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

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to its Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 were used to repay existing loans under the Term Loan Facility B in full. The borrowing terms for Refinancing Agreement No. 1 are substantially similar to the prior borrowing terms as described in Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein; however, loans under Refinancing Agreement No. 1 bear interest, at TiVo Corporation's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum. Refinancing Agreement No. 1 requires quarterly principal payments of $1.75 million through June 2021, with any remaining balance payable in July 2021. Refinancing Agreement No. 1 is part of the Senior Secured Credit Facility.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. We may be required to make an additional payment on Refinancing Agreement No. 1 each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No payment was required in February 2017.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Our estimates, assumptions and judgments are based on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Making estimates, assumptions and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Management believes the estimates, assumptions and judgments employed and resulting balances reported in the Consolidated Financial Statements are reasonable; however, actual results could differ materially.

A summary of our significant accounting policies, including a discussion about associated risks and uncertainties, is contained in Note 1 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes to the estimate that are reasonably possible could materially affect the financial statements. Of our significant accounting policies, the following are considered critical to understanding our Consolidated Financial Statements and evaluating our results as they are inherently uncertain, involve the most subjective or complex judgments, include areas where different estimates reasonably could have been used and the use of an alternative estimate that is reasonably possible could materially affect the financial statements.

Revenue and Cost Recognition

General

We recognize revenue when each of the following criteria have been satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or the service has been rendered; (iii) the fee is fixed or determinable; and (iv) collection is reasonably assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue recognized. Where one or more of the criteria has not been satisfied, revenue recognition is deferred until the applicable criteria is satisfied.

Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. We allocate the transaction consideration to the various elements in the arrangement based on their relative selling price using vendor specific objective evidence ("VSOE") of selling price, if it exists. When VSOE of selling price does not exist, third-party evidence ("TPE") is used to allocate the transaction consideration to the various elements in the arrangement. If neither VSOE nor TPE exist, management uses its best estimate of selling price ("BESP") to allocate the transaction consideration to the various elements in the arrangement. The allocation of transaction consideration among deliverables in an arrangement may impact the amount and timing of revenue recognized in the Consolidated Statements of Operations during a given period.

We account for cash consideration (such as sales incentives) given to our customers or resellers as a reduction of revenue, rather than as an operating expense unless we receive a benefit that is separate from the customer’s purchase from us and for which we can reasonably estimate the fair value of the benefit.

CE and Service Provider Licensing

We license our proprietary IPG and ACP technologies to CE manufacturers, integrated circuit makers, service providers and others. We generally recognize revenue on a per-unit shipped model for licenses with CE manufacturers and a per-subscriber model for licenses with service providers. The recognition of revenue from per-unit license fees is based on units reported shipped by the CE manufacturer, which are typically reported to us in the quarter immediately following that of actual shipment. In addition, our significant experience and established relationships with certain CE manufacturers enables us to reasonably estimate current period unit shipments for purposes of recognizing revenue. Accordingly, revenue from these customers is recognized in the period the CE manufacturer is estimated to have shipped the units, and revenue adjustments are recorded when the CE manufacturer reports actual shipments to us. Revenues from per-subscriber license fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee.

Revenues from annual or other license fees are recognized based on the specific terms of the license. For instance, certain CE IPG licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We recognize revenue from these arrangements on a straight-line basis over the specified term.

At times, we enter into license agreements in which we release a licensee from past patent infringement claims and grant a license to ship an unlimited number of units over a future period for a fixed fee. In these arrangements, we generally use BESP to allocate the transaction consideration between the release for past patent infringement claims and the future license. In determining BESP of the release for past patent infringement claims and the future license, we consider such factors as the number of units shipped in the past and in what territories these units where shipped, the number of units expected to be shipped in the future and in what territories these units are expected to be shipped, as well as the licensing rate we generally receive for units shipped in these territories. As the revenue recognition criteria for the release for past patent infringement claims are generally satisfied on execution of the agreement, the amount of transaction consideration allocated to the release for past patent infringement claims is generally recognized in the period the agreement is executed and the amount of transaction consideration allocated to the future license is recognized ratably over the future license term.

In addition, we have entered into agreements in which a licensee pays us a one-time fee for a perpetual license to our ACP technology. Provided that collectibility is reasonably assured, we record the one-time fee as revenue when the agreement is executed as we have no significant continuing obligations and the amounts are fixed or determinable.

Arrangements with Multiple System Operators ("MSOs")

Our arrangements with MSOs typically include software customization and set up services, associated maintenance and support, limited training, post-contract support, TiVo-enabled digital video recorders ("DVRs"), non-DVR set-top boxes ("STBs"), and the TiVo service.

We have two types of arrangements with MSOs that include technology deployment and engineering services. In instances where we host the TiVo service, non-refundable payments received for customization and set up services are deferred and recognized as revenue over the longer of the contractual term or customer relationship period as the upfront services do not have standalone value. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as the related revenue. We have established VSOE of selling prices for training, DVRs, non-DVR set-top boxes and maintenance and support based on the price charged in standalone sales of the elements or stated renewal rates in the agreements. The BESP for the TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. Transaction consideration is allocated among individual elements on a relative basis.

In arrangements where we do not host the TiVo service and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, we recognize revenue pursuant to the software revenue recognition guidance. Under the software revenue recognition guidance, such arrangements are accounted for using the percentage-of-completion method or the completed-contract method. The percentage-of-completion method is used if reasonably dependable estimates of the extent of progress toward completion can be made and the arrangement as a whole is reasonably expected to be profitable.

We measure progress toward completion using an input method based on the ratio of costs incurred to date to total estimated costs of the project (an input method). Project costs primarily include labor and overhead related to the specific activities required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. When reasonably assured that development costs are recoverable through future revenues, we defer recognition of the costs until the future revenues are recognized. The recoverability assessment depends on estimating engineering costs related to the project. For these projects, we are able to make reasonably dependable cost estimates based on historical experience and various other assumptions believed to be reasonable under the circumstances. These estimates include forecasting costs and schedules, tracking progress and costs incurred to date and projecting the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement, and revisions to estimates are recognized on a cumulative catch-up basis when the changed conditions become known. Revisions to estimates during the year ended December 31, 2016 were not material. Using different cost estimates, or different methods of measuring progress toward completion may produce materially different results, including, potentially, a conclusion that development costs may not be recoverable.

In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements, a lack of reasonably dependable estimates of total costs or development costs exceed development revenues but there is reasonable assurance that no loss will be incurred under the arrangement. Accordingly, TiVo applies the following:

•
Where no VSOE exists for undelivered elements, revenue is recognized equal to the costs recognized up to the amount billable to the customer until VSOE for the undelivered elements is established or all of the elements have been delivered.

•
Where there is a lack of reasonably dependable estimates, revenue is recognized equal to the costs recognized up to the amount billable to the customer until the estimation uncertainty is resolved, after which the percentage of completion method is applied.

•
If we are not reasonably assured that an arrangement will be profitable, we account for the arrangement under the completed contract method, which results in a deferral of all revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that it is probable a loss will be incurred on the arrangement.

In arrangements where we do not host the TiVo service and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, provided that TiVo is reasonably assured that the arrangement will be profitable, where development costs exceed billable development revenues, revenue is recognized equal to the costs recognized until the engineering services are complete. Development costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, service revenue is recognized and an equal amount of deferred development costs are recognized until all deferred development costs are recovered. Once all deferred development costs are recovered, any remaining service revenue is recognized ratably over the remaining service period.

Metadata Licensing

We license metadata to service providers, CE manufacturers and online portals among others. We generally receive a monthly or quarterly fee from our licensees for the right to use the metadata, receive regular updates to the metadata and integrate the metadata into their own service. We recognize metadata revenue ratably over the license term.

Advertising

We generate advertising revenue through our IPGs and other platforms. Advertising revenue is recognized when the related advertisement is provided. Advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

TiVo-enabled DVRs and TiVo Service

We sell TiVo-enabled DVRs and the TiVo service directly to customers through bundled sales programs via the TiVo website. Under these bundled programs, the customer receives a DVR and commits to either a minimum subscription period of one year or for the lifetime of the DVR. After the initial minimum subscription period, customers have various pricing options at which they can renew their subscription. Customers have the right to cancel their subscription to the TiVo service within 30 days of subscription activation for a full refund. We establish allowances for expected subscription cancellations based on historical experience.

VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by the length of the service period. We are not able to obtain VSOE for the DVR due to infrequent sales of standalone DVRs to customers. The BESP of the DVR is determined based on the price for which we would sell the DVR without any service commitment from the customer. Revenue allocated to the DVR is recognized on delivery, up to an amount not contingent on future service delivery, and revenue allocated to the service is recognized ratably over the service period.

Subscription revenues from product lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful lives depend on assumptions with regard to future churn rates for product lifetime subscriptions. We monitor the estimated useful life of a DVR and the impact of differences between actual churn rates and forecasted churn rates. If actual results are not consistent with our current assumptions, we may revise the estimated useful life of the DVRs, which could result in the recognition of revenue over a longer or shorter period of time. We recognize product lifetime subscription revenues over an estimated product life of 66 months.

Hardware Revenues

Hardware revenues represent revenues from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Customers have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns as a reduction of revenue. Certain payments to retailers and distributors, such as market development funds and revenue shares, are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. For market development funds, revenue is reduced at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered. For revenue share programs, revenue is reduced when a liability for the revenue share payments has been incurred and the amount of the liability is fixed or determinable.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair value of the net assets of an acquired business. Goodwill and indefinite-lived intangible assets are evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate their carrying amount may not be recoverable. The recoverability of goodwill is assessed at the reporting unit level, which is either the operating segment or one level below.

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. Qualitative factors which could trigger an interim impairment review, include, but are not limited to a:

•	significant deterioration in general economic, industry or market conditions;

•	significant adverse development in cost factors;

•	significant deterioration in actual or expected financial performance or operating results;

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

•	significant sustained decrease in share price.

Goodwill

If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative two-step impairment test is performed. In the first step of the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. The fair value of the Intellectual Property Licensing reporting unit is estimated using an income approach and the fair value of the Product reporting unit is estimated by weighting the fair values derived from an income approach and a market approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flows and considers estimated revenue growth rates, future operating margins and risk-adjusted discount rates. Under the market approach, the fair value of a reporting unit is estimated based on market multiples of revenue or earnings derived from comparable publicly-traded companies. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired and no further testing is performed.

If the fair value of a reporting unit is less than its carrying amount, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recognized.

The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. Estimating the fair value of a reporting unit considers future revenue growth rates, operating margins, income tax rates and economic and market conditions, as well as risk-adjusted discount rates and the identification of appropriate market comparable data.

The qualitative goodwill impairment test performed during the three months ended December 31, 2016 indicated that it was not more-likely-than-not that fair value of the Intellectual Property Licensing and Product reporting units was less than their carrying amounts. We have not recorded a goodwill impairment charge for continuing operations as a result of an interim or annual impairment test during the years ended December 31, 2016, 2015 and 2014.

Indefinite-Lived Intangible Assets

If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then a quantitative impairment test is performed. In the quantitative impairment test for indefinite-lived intangible assets, fair value is compared to the carrying amount of the indefinite-lived intangible asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss equal to the difference is recognized. The fair value of indefinite-lived intangible assets is estimated using an income approach.

The process of evaluating indefinite-lived intangible assets for potential impairment is subjective and requires significant estimates, assumptions and judgments, particularly related to estimating the fair value of the asset. When we are required to estimate the fair value of an indefinite-lived asset, we use an income approach, such as a discounted cash flow technique. Significant estimates, assumptions and judgments inherent in the income approach include the amount and timing of the future cash flows associated with the asset group, the expected long-term growth rate, assumed royalty rates, income tax rates and economic and market conditions, as well as risk-adjusted discount rates.

Finite-Lived Assets

Finite-lived assets, such as property and equipment and finite-lived intangible assets, are assessed for potential impairment whenever events or changes in circumstances (collectively, “triggering events”) indicate the carrying amount of an asset group may not be recoverable. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. Once a triggering event has been identified, the impairment test employed is based on whether the intent is to continue to use the asset group or to hold the asset group for sale. For assets held for use, recoverability is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted future cash flows are less than the carrying amount of the asset group, the asset group is impaired. The amount of impairment, if any, is measured as the difference between the carrying amount of the asset group and its fair value. To the extent the carrying amount of each asset exceeds its fair value, the impairment is allocated to the finite-lived assets of the asset group on a pro rata basis using their relative carrying amounts.

For assets held for sale, to the extent the asset group's carrying amount is greater than the its fair value less cost to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented in the Consolidated Balance Sheets at the lower of their carrying amount or fair value less cost to sell, and are no longer depreciated.

Determining whether a finite-lived asset group is impaired requires various estimates, assumptions and judgments, including whether a triggering event has occurred and the identification of appropriate asset groups. When required to estimate the fair value of a finite-lived asset group, we generally use an income approach, such as a discounted cash flow technique. Significant estimates, assumptions and judgments inherent in the income approach include the amount and timing of the future cash flows associated with the asset group, the expected long-term growth rate, income tax rates and economic and market conditions, as well as risk-adjusted discount rates. If we establish different asset groups or utilize different valuation methodologies or assumptions, the impairment test results could differ.

Equity-Based Compensation

We recognize the grant date fair value of equity-based awards as compensation on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options and employee stock purchase plan shares using the Black-Scholes-Merton option pricing formula which uses complex and subjective inputs, such as the expected volatility of our common stock over the expected term of the award and projected employee exercise behavior. We estimate expected volatility using a combination of historical volatility and implied volatility derived from publicly-traded options on our common stock. When historical data is available and relevant, the expected term of the award is estimated based on the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, we use the average of the vesting period and the contractual term of the award to estimate the expected term of the award.

We estimate the fair value of restricted stock and restricted stock units subject to service or performance conditions as the market value of our common stock on the date of grant and we use a Monte Carlo simulation to estimate the fair value of restricted stock units subject to market conditions.

The number of awards expected to vest during the requisite service period is estimated at the time of grant. We use historical data to estimate pre-vesting forfeitures and record equity-based compensation only for those awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to be forfeited is recorded as a cumulative adjustment in the period estimates are revised.

The estimated fair value of our equity-based compensation awards is subject to significant estimates, assumptions and judgments. Changing the terms of our equity-based compensation awards, granting new forms of awards, changing the number of awards granted, changes in the price of our common stock or the historical or implied volatility derived from publicly-traded options on our common stock, or adjusting our forfeiture assumptions, may cause us to realize material changes in equity-based compensation in the future.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions and are subject to the examination of our income tax returns by the relevant tax authorities which may assert assessments against us. Significant estimates, assumptions and judgments are required in determining our provision for income taxes and income tax assets and liabilities, including the effects of any valuation allowance or unrecognized tax benefits. Our estimates, assumptions and judgments take into account existing tax laws, our interpretation of existing tax laws and possible outcomes of current and future audits conducted by various tax authorities. Changes in tax law or our interpretation of existing tax laws and the resolution of current and future tax audits could significantly impact the provision for income taxes in our Consolidated Financial Statements.

We assess the likelihood that we will be able to recover the carrying amount of our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize as a deferred tax asset valuation allowance, with a corresponding adjustment to earnings or other comprehensive income, as appropriate. The ultimate realization of a deferred tax asset depends on the generation of future taxable income during the periods in which those deferred tax assets will become deductible. In determining the need for a valuation allowance, we assess all available positive and negative evidence regarding the realizability of our deferred tax assets, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, estimated future taxable income (including the reversal of deferred tax liabilities) and whether we have a recent history of pre-tax losses. Significant judgment is required in assessing the need for, and extent of, any deferred tax asset valuation allowance. The deferred tax asset valuation allowance can be affected by changes in tax regulations, interpretations and rulings, changes to enacted statutory tax rates and changes to estimates of future taxable income.

Cumulative U.S. GAAP pretax losses incurred beginning in 2014, including those from discontinued operations, represent a significant source of negative evidence indicating the need for a valuation allowance with respect to a substantial portion of our deferred tax assets. We believe the size and frequency of losses, including those from discontinued operations, in recent years and the uncertainty associated with projecting future taxable income support the conclusion that a valuation allowance is required to reduce our deferred tax assets to the amount expected to be realized. If we achieve profitability in future periods, an evaluation would be performed of whether the recent history of profitability would constitute sufficient positive evidence to support the reversal of a portion, or all, of the valuation allowances. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets and these deferred tax liabilities are considered a source of future taxable income, which allowed Rovi to reduce its pre-acquisition deferred tax asset valuation allowance by $86.1 million during the year ended December 31, 2016. Without the benefit resulting from the TiVo Acquisition, we would have recorded an additional deferred tax asset valuation allowance primarily because of a determination that it was more-likely-than-not that the current year temporary differences expected to reverse in future years will not be realized as we do not expect to be able to carryback such amounts to prior years.

From time to time, we engage in transactions for which the tax consequences may be uncertain. Accruals are established for unrecognized tax benefits, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, when we believe it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position. We adjust our accruals for unrecognized tax benefits when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. The final outcome of a matter can differ from amounts recorded for a number of reasons, including the decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and success in supporting our position with the tax authorities. Although we believe we have adequately accrued for our unrecognized tax benefits, if our estimate proves different than the ultimate outcome, such differences will affect the provision for income taxes in the period in which such determination is made.

Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Long-term debt (2)	$1,027,548	$7,000	$359,000	$661,548	$—
Interest on long-term debt (2, 3)	120,479	27,713	55,054	37,712	—
Purchase obligations (4)	69,774	67,413	2,361	—	—
Operating lease commitments (5)	113,337	14,785	28,882	23,294	46,376
Total	$1,331,138	$116,911	$445,297	$722,554	$46,376

(1)	The following items have been excluded from the table:

•
Due to uncertainty about the periods in which tax examinations will be completed and limited information related to ongoing tax return audits, we are unable to reliably estimate the timing of cash payments and settlements associated with accruals for unrecognized tax benefits; therefore, amounts related to these obligations have been excluded from the table.

•
As a result of TiVo Solutions' acquisition of Cubiware, certain payments contingent on the occurrence of specified events may be payable. The contingent payments include guaranteed payments of $9.0 million provided certain key individuals remain employed through May 2018 and additional cash earn-outs (not to exceed $17.0 million in aggregate) payable through May 2018 contingent on the achievement of certain revenue and earnings before interest, depreciation, income taxes and amortization targets for each of the twelve month periods following the date of TiVo Solutions' acquisition of Cubiware. Due to uncertainty about the continued employment of former Cubiware employees and the probability of achieving the earn-outs, amounts related to these obligations have been excluded from the table.

•
Holders of 9.1 million shares of TiVo Solutions common stock filed a petition for appraisal in the Delaware Court of Chancery. The $79.0 million accrual for merger consideration as of December 31, 2016 was based on 9.1 million Dissenting Shares assuming a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.5 million shares of TiVo Corporation common stock. In addition, on the TiVo Acquisition Date, TiVo Corporation paid the cash portion of the merger consideration, which was $2.75 per share, related to the Dissenting Shares to an account held by the exchange agent in the TiVo Acquisition. As of December 31, 2016, the exchange agent was holding $25.3 million in cash related to the Dissenting Holders. Should this matter be adjudicated in the Court of Chancery, regardless of the verdict, the Dissenting Holders would be entitled to receive a cash payment equal to the fair value of their TiVo Solutions common stock (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive pursuant to the Merger Agreement. The Dissenting Holders would also receive prejudgment interest on any appraisal award, which would be calculated at an interest rate of 5% above the Federal Reserve Discount Rate, with interest compounded quarterly. As the amount of cash to be paid to the Dissenting Holders is uncertain, and may be greater than the $25.3 million currently in an account with the exchange agent in the TiVo Acquisition, and the timing of such a payment is uncertain, amounts related to these obligations have been excluded from the table. For additional information, see Notes 2 and 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which are incorporated by reference herein.

(2)
The 2020 Convertible Notes, and related interest payments, are presented based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances. For additional information, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(3)
Interest on Term Loan Facility B is presented based on the interest rate in effect as of December 31, 2016. For additional information, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(4)
In the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company may enter into agreements with certain vendors that allow the vendor to procure inventory based on defined criteria or requirements. Amounts presented represent firm, non-cancelable and unconditional purchase commitments. If there are unexpected changes to anticipated demand for our products or the mix of products sold, some firm, non-cancelable and unconditional purchase commitments may commit us to purchase excess inventory. In addition, in September 2016, TiVo Solutions entered into an agreement with DISH under which DISH agreed to provide TiVo Solutions with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million in the aggregate, of which $15.0 million was paid in the fourth quarter of 2016 with the remainder due by the end of the third quarter of 2017.

(5)	Operating leases are presented on a gross basis. We have agreements to receive approximately $5.2 million under subleases from 2017 to 2019.

Off-Balance Sheet Arrangements

We have not engaged in any material off-balance sheet arrangements, including the use of structured finance vehicles, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a summary of applicable recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could impact our financial position, results of operations or cash flows. Our risk management strategy with respect to these market risks may include the use of derivative financial instruments to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes.

Future realized gains and losses may differ materially from the sensitivity analysis provided below based on changes in the timing and amount of interest rate, foreign currency exchange rate and security price movements and our actual exposures and derivatives in place at the time of the change. There have been no material changes to the nature of our market risk exposures, nor how those exposures are managed since December 31, 2015.

Investment Risk

Our marketable securities portfolio consists of money market mutual funds, U.S. Treasury and agency securities, corporate bonds and auction rate securities, which are classified as cash equivalents and short- and long-term marketable securities. The fair value of our marketable securities portfolio was $387.7 million and $267.5 million as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, our auction rate securities were comprised of AAA-rated federally insured student loans with a fair value of $10.4 million and $10.3 million, respectively. Auction rate securities may present liquidity and credit risks as trading markets for the securities depend on attracting sufficient bids for the periodic auctions to succeed. There have been no successful auctions for the auction rate securities we hold for over one year due to insufficient bids from buyers, which may limit the near-term liquidity of these securities and, as a result, we may hold these securities significantly longer than initially expected.

Our primary investment objective is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We seek to limit our exposure to interest rate and credit risk by establishing and monitoring compliance with our investment policies and guidelines. Our marketable securities portfolio is subject to interest rate risk as an increase in interest rates could adversely affect its fair value, while a decrease in interest rates could adversely affect the amount of interest income we receive. We regularly monitor the credit risk of our marketable securities portfolio and manage credit and interest rate risk in accordance with our investment policies and guidelines. We do not use derivative financial instruments to manage or hedge our marketable securities portfolio. A hypothetical 50 basis point increase in the current yield of our marketable securities portfolio would result in a $1.1 million and $1.0 million decrease in the fair value of our investment portfolio as of December 31, 2016 and 2015, respectively.

While we cannot predict future market conditions or liquidity, we believe that our investment policies and guidelines provide an appropriate means to manage the risks of our marketable securities portfolio.

Interest Rate Risk

Term Loan Facility B. The $682.5 million of borrowings outstanding as of December 31, 2016 under our Term Loan Facility B is subject to a variable interest rate. If LIBOR or the prime interest rate were to increase, our debt service costs would increase even though the amount borrowed remained the same. We have entered into a number of interest rate swaps to hedge this interest rate risk. Under these interest rate swaps, we have generally agreed to pay interest at a fixed rate and receive interest at a floating rate from the counterparties. The terms of our Term Loan Facility B and interest rate swaps are more fully described in Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

2020 Convertible Notes. In March 2015, we issued $345.0 million in principal of 2020 Convertible Notes that have a fixed interest rate of 0.500%. As the 2020 Convertible Notes have a fixed interest rate, there is no economic interest rate exposure. However, the fair value of the 2020 Convertible Notes is exposed to fluctuations in interest rates and securities prices. Generally, the fair value of the 2020 Convertible Notes will decrease as interest rates increase and the fair value of the 2020 Convertible Notes will increase as the price of our common stock increases.

In connection with offering the 2020 Convertible Notes, we purchased call options and sold warrants with respect to our common stock. The options are expected to offset the potential dilution from any conversion of the 2020 Convertible Notes into shares of our common stock. The warrants will have a dilutive effect with respect to our common stock to the extent that the market price of our common stock exceeds the strike price of the warrants. However, we have the right to settle the warrants in cash or shares. The strike price of the warrants is $40.1450 per share. The number of shares of our common stock underlying the warrants is 11.9 million shares, subject to anti-dilution adjustments.

For further discussion regarding the 2020 Convertible Notes and the related call options and warrants, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Foreign Currency Exchange Rate Risk

Due to our operations outside the U.S., we are subject to the risks of fluctuations in foreign currency exchange rates, particularly related to the Euro and Japanese yen. As a substantial majority of our non-U.S. revenue and expense transactions are denominated in U.S. dollars, fluctuations in foreign currency exchange rates could cause our products and services to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Some of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

On September 7, 2016, we completed our acquisition of TiVo Solutions. As a result of the TiVo Acquisition, we have incorporated internal controls over significant processes specific to the acquisition and to post-acquisition activities that we believe are appropriate and necessary in consideration of the related integration, including controls associated with the TiVo Acquisition for the valuation of certain assets acquired and liabilities assumed, as well as the adoption of common financial reporting and internal control practices for the combined company. As we further integrate TiVo Solutions, we will continue to review our internal controls to validate that they are effective and integrated appropriately.

We are in the process of evaluating the existing controls and procedures of TiVo Solutions and integrating TiVo Solutions into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we excluded TiVo Solutions from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. TiVo Solutions constituted 34% of Total assets and 23% of Total Revenues, net as of and for the year ended December 31, 2016, respectively.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2016. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that TiVo Corporation maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

All internal control systems, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected, even with respect to those systems of internal control that are determined to be effective. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our internal control system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the "accountants") to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Personal and Business Conduct and Ethics), and the nature, extent and results of internal and external audits. Our accountants have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TiVo Corporation and subsidiaries

We have audited TiVo Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TiVo Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TiVo Solutions Inc. and subsidiaries, which is included in the 2016 consolidated financial statements of TiVo Corporation and subsidiaries and constituted 34% of total assets as of December 31, 2016 and 23% of revenues for the year then ended. Our audit of internal control over financial reporting of TiVo Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of TiVo Solutions Inc. and subsidiaries.

In our opinion, TiVo Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of TiVo Corporation and subsidiaries and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 15, 2017

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stockholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2016. The information regarding executive officers appears under the heading "Information About Our Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated by reference herein.
Code of Conduct. We adopted our Code of Personal and Business Conduct and Ethics (the “Code of Conduct”) as required by applicable securities laws, rules of the SEC and the listing standards of the NASDAQ. The Code of Conduct applies to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our current Code of Conduct is available in the investor relations section of our website at www.tivo.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including implicit waiver, from a provision of the Code of Conduct to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at www.tivo.com or in a Current Report on Form 8-K filed with the Securities and Exchange Commission.
Corporate Governance Guidelines and Committee Charters. In November 2016, we adopted amended Corporate Governance Guidelines to assist the Board in following corporate practices that serve the best interest of the Company and its stockholders. The amended guidelines replaced the legacy Rovi Corporation and legacy TiVo Solutions Inc. guidelines that existed prior to the TiVo Acquisition. From time to time, we may amend such Guidelines as we believe appropriate and in the best interest of the Company and its stockholders. Our currently effective Corporate Governance Guidelines and the charters of each of our audit committee, compensation committee and corporate governance and nominating committee are available at our website at www.tivo.com.

ITEM 11. EXECUTIVE COMPENSATION
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2016.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.     Financial Statements

2.	Financial Statement Schedules

All schedules are either included in the Consolidated Financial Statements and notes thereto or are omitted because they are not applicable.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form+	Filing Date	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger, dated February 21, 2014, by and among Rovi Corporation, Victory Acquisition Corp., Veveo, Inc., and Paul Ferri, who will serve as the representative of the Veveo, Inc. stockholders and optionholders.*	Rovi Corp. 8-K	2/24/2014	2.1
2.02	Agreement and Plan of Merger dated as of October 30, 2014 by and among Rovi Corporation, Firestone Acquisition Corp., Fanhattan, Inc., and Fortis Advisors LLC as the Stockholders’ Representative*	Rovi Corp. 8-K	12/8/2014	2.1
2.03	Agreement and Plan of Merger dated as of April 28, 2016 by and among Rovi Corporation, TiVo Inc., Titan Technologies Corporation, Nova Acquisition Sub, Inc. and Titan Acquisition Sub, Inc.*	Rovi Corp. 8-K	5/4/2016	2.1
3.01	Amended and Restated Certificate of Incorporation of TiVo Corporation filed with the Secretary of State of the State of Delaware on September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.1
3.02	Amended and restated Bylaws of TiVo Corporation effective as of September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.2

4.01	Credit Agreement, dated as of July 2, 2014, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, Rovi Corporation, as parent guarantor, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank and SunTrust Robinson Humphrey, Inc., as joint bookrunners and lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	Rovi Corp. 8-K	7/3/2014	10.1
4.02	Refinancing Amendment No. 1, dated as of January 26, 2017, among TiVo Corporation, as parent guarantor, Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, the subsidiary guarantors, the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	TiVo Corp. 8-K	1/26/2017	10.1
4.03	Indenture, dated as of March 4, 2015, by and between Rovi Corporation and U.S. Bank National Association, as trustee	Rovi Corp. 8-K	3/4/2015	4.1
4.04	First Supplemental Indenture, dated as of September 7, 2016, by and among Rovi Corporation, TiVo Corporation and U.S. Bank National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.1
4.05	Form of Note representing the Rovi Corporation 0.500% Convertible Senior Notes due 2020	Rovi Corp. 8-K	3/4/2015	4.2
4.06	Indenture, dated as of September 22, 2014 by and between TiVo Inc. and Wells Fargo Bank, National Association, as trustee	TiVo Solutions 8-K	9/23/2014	4.1
4.07	First Supplemental Indenture, dated as of September 7, 2016 by and among TiVo Solutions Inc., TiVo Corporation and Wells Fargo Bank, National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.2
4.08	Form of Note representing the TiVo Inc. 2% Convertible Senior Notes due 2021	TiVo Solutions 8-K	9/23/2014	4.2
4.09	Form of Common Stock Certificate	TiVo Corp. 10-Q	11/3/2016	4.08
10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.1
10.02	Rovi Corporation 2008 Employee Stock Purchase Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.7
10.03	Rovi Corporation 2000 Equity Incentive Plan**	Rovi Corp. DEF14A	3/16/2006	Annex A
10.04	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.04
10.05	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.05
10.06	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for one year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.06

10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for three year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.07
10.08	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.08
10.09	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents**	TiVo Solutions 10-Q	9/9/2005	10.07
10.10	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (now known as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Corp. S-8	9/9/2016	4.7
10.11	Form of Stock Option Agreement for TiVo Inc. Amended & Restated 1999 Equity Incentive Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2005	10.4
10.12	Form of Stock Option Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2008	10.2
10.13	Form of Restricted Stock Bonus Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	11/27/2013	10.2
10.14	Form of Restricted Stock Unit Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (stock-settled) (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2008	10.4
10.15	Form of Restricted Stock Unit Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (cash-settled) (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-K	3/23/2012	10.15
10.16	2016 Senior Executive Company Incentive Plan**	Rovi Corp. 8-K	2/12/2016	10.1
10.17	Summary of TiVo Inc. Fiscal Year 2017 Bonus Plan for Executive Officers	TiVo Solutions 8-K	3/30/2016	10.1
10.18	Offer letter to Thomas Carson dated December 14, 2011**	Rovi Corp. 8-K	12/16/2011	10.1
10.19	Amended and Restated Executive Severance and Arbitration Agreement with Thomas Carson dated December 14, 2011**	Rovi Corp. 8-K	12/16/2011	10.1
10.20	Offer letter to John Burke dated February 25, 2014**	Rovi Corp. 8-K	3/13/2014	10.1
10.21	Executive Severance and Arbitration Agreement with John Burke effective March 18, 2014**	Rovi Corp. 8-K	3/13/2014	10.2
10.22	Transition Letter Agreement with John Burke dated as of August 29, 2016	TiVo Corp. 10-Q	11/3/2016	10.22
10.23	Offer letter to Pete Thompson dated August 17, 2016**	Rovi Corp. 8-K	8/31/2016	10.1

10.24	Executive Severance and Arbitration Agreement with Pete Thompson dated September 6, 2016**	Rovi Corp. 8-K	8/31/2016	10.2
10.25	Form of Indemnification Agreement entered into by Rovi Corporation and each of its directors and executive officers**	Rovi Corp. 10-K	3/2/2009	10.15
10.26	Form of Executive Severance and Arbitration Agreement**	Rovi Corp. 10-K	2/12/2014	10.22
10.27	Lease Agreement between TiVo Inc. and ECI Four Gold Street LLC, dated as of August 12, 2016	TiVo Solutions 8-K	8/23/2016	10.1
10.28	Lease between GC Net Lease (San Carlos) Investors, LLC and Rovi Corporation, dated June 26, 2015	Rovi Corp. 10-Q	7/30/2015	10.01
21.01	List of subsidiaries				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Company Forms include filings by Rovi Corporation, TiVo Solutions Inc. (formerly known as TiVo Inc.) and TiVo Corporation.

* Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement.

***	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of February 2017.

TIVO CORPORATION

By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ Thomas Carson	President, Chief Executive Officer and Director	February 15, 2017
Thomas Carson

Principal Financial Officer:

/s/ Peter C. Halt	Chief Financial Officer	February 15, 2017
Peter C. Halt

Principal Accounting Officer:

/s/ Wesley Gutierrez	Chief Accounting Officer and Treasurer	February 15, 2017
Wesley Gutierrez

Additional Directors:

/s/ James E. Meyer	Chairman of the Board of Directors	February 15, 2017
James E. Meyer

/s/ Alan L. Earhart	Director	February 15, 2017
Alan L. Earhart

/s/ Eddy W. Hartenstein	Director	February 15, 2017
Eddy W. Hartenstein

/s/ Jeffrey T. Hinson	Director	February 15, 2017
Jeffrey T. Hinson

/s/ N. Steven Lucas	Director	February 15, 2017
N. Steven Lucas

/s/ Dan Moloney	Director	February 15, 2017
Dan Moloney

/s/ Raghavendra Rau	Director	February 15, 2017
Raghavendra Rau

/s/ Glenn W. Welling	Director	February 15, 2017
Glenn W. Welling

TIVO CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TiVo Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of TiVo Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TiVo Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TiVo Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 15, 2017

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$192,627	$101,675
Short-term marketable securities	117,084	107,879
Accounts receivable, net	147,142	87,128
Inventory	13,186	456
Prepaid expenses and other current assets	37,400	13,735
Total current assets	507,439	310,873
Long-term marketable securities	128,929	114,715
Property and equipment, net	48,372	34,984
Intangible assets, net	806,838	386,742
Goodwill	1,812,118	1,343,652
Other long-term assets	17,147	8,330
Total assets	$3,320,843	$2,199,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$226,451	$74,113
Deferred revenue	49,145	12,106
Current portion of long-term debt	7,000	7,000
Total current liabilities	282,596	93,219
Taxes payable, less current portion	4,893	5,332
Deferred revenue, less current portion	43,545	9,414
Long-term debt, less current portion	967,732	960,156
Deferred tax liabilities, net	77,454	66,116
Other long-term liabilities	34,987	34,494
Total liabilities	1,411,207	1,168,731
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 120,526 shares issued and 120,061 shares outstanding as of December 30, 2016; and 131,052 shares issued and 82,647 shares outstanding as of December 31, 2015	121	131
Treasury stock, 465 shares and 48,405 shares as of December 31, 2016 and 2015, respectively, at cost	(9,646)	(1,163,533)
Additional paid-in capital	3,280,905	2,419,921
Accumulated other comprehensive loss	(7,049)	(6,503)
Accumulated deficit	(1,354,695)	(219,451)
Total stockholders’ equity	1,909,636	1,030,565
Total liabilities and stockholders’ equity	$3,320,843	$2,199,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues, net:
Licensing, services and software	$629,474	$525,482	$540,685
Hardware	19,619	789	1,626
Total Revenues, net	649,093	526,271	542,311
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	139,666	102,466	106,203
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	19,056	504	1,050
Research and development	125,172	99,902	106,632
Selling, general and administrative	192,755	155,173	138,850
Depreciation	18,698	17,410	17,540
Amortization of intangible assets	104,989	76,982	77,887
Restructuring and asset impairment charges	27,316	2,160	10,939
Gain on sale of patents	—	(82)	(500)
Total costs and expenses	627,652	454,515	458,601
Operating income from continuing operations	21,441	71,756	83,710
Interest expense	(43,681)	(46,826)	(54,768)
Interest income and other, net	1,688	716	4,069
Loss on interest rate swaps	(3,884)	(13,368)	(17,874)
Loss on debt extinguishment	—	(2,815)	(5,159)
Loss on debt modification	—	—	(3,775)
(Loss) income from continuing operations before income taxes	(24,436)	9,463	6,203
Income tax (benefit) expense	(61,685)	13,755	19,725
Income (loss) from continuing operations, net of tax	37,249	(4,292)	(13,522)
Loss from discontinued operations, net of tax	(4,588)	—	(56,222)
Net income (loss)	$32,661	$(4,292)	$(69,744)

Basic earnings (loss) per share:
Continuing operations	$0.40	$(0.05)	$(0.15)
Discontinued operations	(0.05)	—	(0.61)
Basic earnings (loss) per share	$0.35	$(0.05)	$(0.76)
Weighted average shares used in computing basic per share amounts	93,064	84,133	91,654

Diluted earnings (loss) per share:
Continuing operations	$0.40	$(0.05)	$(0.15)
Discontinued operations	(0.05)	—	(0.61)
Diluted earnings (loss) per share	$0.35	$(0.05)	$(0.76)
Weighted average shares used in computing diluted per share amounts	94,262	84,133	91,654

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$32,661	$(4,292)	$(69,744)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(798)	(377)	(1,557)
Unrealized gains (losses) on marketable securities	252	(819)	249
Other comprehensive (loss), net of tax	(546)	(1,196)	(1,308)
Comprehensive income (loss)	$32,115	$(5,488)	$(71,052)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2013	128,351	$128	(30,570)	$(816,694)	$2,279,196	$(3,999)	$(145,415)	$1,313,216
Net loss							(69,744)	(69,744)
Other comprehensive loss, net of tax						(1,308)		(1,308)
Issuance of common stock on exercise of options	320	1			5,218			5,219
Issuance of common stock under employee stock purchase plan	1,043	1			12,573			12,574
Issuance of restricted stock, net	913	1			(1)			—
Equity-based compensation					42,710			42,710
Excess tax benefit associated with stock plans					121			121
Stock repurchases			(8,328)	(196,524)				(196,524)
Balances as of December 31, 2014	130,627	131	(38,898)	(1,013,218)	2,339,817	(5,307)	(215,159)	1,106,264
Net loss							(4,292)	(4,292)
Other comprehensive loss, net of tax						(1,196)		(1,196)
Issuance of common stock on exercise of options	87	—			1,497			1,497
Issuance of common stock under employee stock purchase plan	543	—			7,290			7,290
Cancellation of restricted stock, net	(205)	—			—			—
Equity-based compensation					42,647			42,647
Excess tax benefit associated with stock plans					52			52
Equity component related to issuance of 2020 Convertible Notes					63,854			63,854
Equity component related to 2020 Convertible Notes issuance costs					(1,737)			(1,737)
Issuance of warrants related to 2020 Convertible Notes					31,326			31,326
Purchase of call options related to 2020 Convertible Notes					(64,825)			(64,825)
Stock repurchases			(9,492)	(150,168)				(150,168)
Withholding taxes related to net share settlement of restricted stock units			(15)	(147)				(147)
Balances as of December 31, 2015	131,052	131	(48,405)	(1,163,533)	2,419,921	(6,503)	(219,451)	1,030,565
Net income							32,661	32,661
Other comprehensive loss, net of tax						(546)		(546)
Issuance of common stock on exercise of options	430	—			6,710			6,710
Issuance of common stock under employee stock purchase plan	1,160	3			10,694			10,697
Issuance of restricted stock, net	352	—			1			1
Equity-based compensation					62,860			62,860
Issuance of common stock in connection with TiVo Acquisition	36,138	36			780,719			780,755
Cancellation of treasury stock	(48,606)	(49)	48,606	1,167,954			(1,167,905)	—
Withholding taxes related to net share settlement of restricted stock units			(666)	(14,067)				(14,067)
Balances as of December 31, 2016	120,526	$121	(465)	$(9,646)	$3,280,905	$(7,049)	$(1,354,695)	$1,909,636

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$32,661	$(4,292)	$(69,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	4,588	—	56,222
Depreciation	18,698	17,410	17,540
Amortization of intangible assets	104,989	76,982	77,887
Amortization of convertible note discount and note issuance costs	14,048	13,864	17,330
Restructuring and asset impairment charges	27,316	2,160	10,939
Change in fair value of interest rate swaps	(5,800)	8,869	9,845
Loss on debt extinguishment	—	2,815	5,159
Loss on debt modification	—	—	3,775
Equity-based compensation	47,670	42,647	42,017
Deferred income taxes	(86,085)	4,409	(3,042)
Other operating, net	904	2,223	2,583
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(11,643)	(4,214)	20,467
Inventory	2,273	(203)	143
Prepaid expenses and other current assets and other long-term assets	(18,201)	(120)	2,811
Accounts payable and accrued expenses and other long-term liabilities	3,222	(4,119)	(27,478)
Accrued income taxes	(3,785)	(2,810)	4,942
Deferred revenue	7,666	(12,601)	19,305
Net cash provided by operating activities of continuing operations	138,521	143,020	190,701
Net cash used in operating activities of discontinued operations	(5,000)	(194)	(5,872)
Net cash provided by operating activities	133,521	142,826	184,829
Cash flows provided by investing activities:
Payments for purchase of short- and long-term marketable securities	(175,591)	(210,757)	(303,593)
Proceeds from sales or maturities of short- and long-term marketable securities	217,861	299,598	469,519
Cash acquired in TiVo Acquisition, net of cash paid	166,312	—	—
Payments for acquisitions, net of cash acquired	—	—	(70,272)
Proceeds from sale of businesses	—	—	50,298
Payments for purchase of property and equipment	(20,347)	(11,293)	(23,392)
Payments for purchase of patents	(2,500)	—	(28,000)
Other investing, net	(63)	11	(831)
Net cash provided by investing activities	185,672	77,559	93,729
Cash flows used in financing activities:
Proceeds from revolving credit facility	—	100,000	—
Payments on revolving credit facility	—	(100,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	335,699	812,001
Principal payments on long-term debt	(236,952)	(422,990)	(917,506)
(Payments) proceeds from (purchase) sale of warrants	(5,827)	31,326	—
Proceeds (payments) for sale (purchase) of call options	12,118	(64,825)	—
Payments for deferred holdback and contingent consideration	(750)	(6,183)	—
Payments for purchase of treasury stock	—	(154,519)	(192,173)
Payments for withholding taxes related to net settlement of restricted stock units	(14,067)	(147)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	17,407	8,787	17,914
Net cash used in financing activities	(228,071)	(272,852)	(279,764)
Effect of exchange rate changes on cash and cash equivalents	(170)	(426)	(713)
Net increase (decrease) in cash and cash equivalents	90,952	(52,893)	(1,919)
Cash and cash equivalents at beginning of period	101,675	154,568	156,487
Cash and cash equivalents at end of period	$192,627	$101,675	$154,568

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

On April 28, 2016, Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. ("TiVo Solutions")) entered into an Agreement and Plan of Merger (the “Merger Agreement”) for Rovi to acquire TiVo Solutions in a cash and stock transaction (the "TiVo Acquisition"). Following consummation of the TiVo Acquisition on September 7, 2016 (the "TiVo Acquisition Date"), TiVo Corporation (the "Company"), a Delaware corporation founded in April 2016 as Titan Technologies Corporation and then a wholly-owned subsidiary of Rovi, owns both Rovi and TiVo Solutions. The common stocks of Rovi and TiVo Solutions were de-registered after completion of the TiVo Acquisition.

The Company is a global leader in media and entertainment products that power consumer entertainment experiences and enable its customers to deepen and further monetize their audience relationships. The Company provides a broad set of intellectual property, cloud-based services and set-top box solutions that enable people to find and enjoy online video, television, movies and music entertainment, including content discovery through device embedded and cloud-based interactive program guides (“IPGs”), digital video recorders ("DVRs"), natural language voice and text search, cloud-based recommendations services and our extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content). The Company's integrated platform includes software and cloud-based services that provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand ("VOD") and over-the-top ("OTT") content into one intuitive user interface with simple universal search, discovery, viewing and recording, to create a unified viewing experience. The Company distributes its products through service provider relationships, integrated into third party devices and directly to retail consumers. The Company also offers data analytics solutions, including advertising and programming promotion optimizers, which enable advanced audience targeting in linear television advertising. Solutions are sold globally to cable, satellite, consumer electronics, entertainment, media and online distribution companies, and, in the United States, we sell a suite of DVR and whole home media products and services directly to retail consumers.

Basis of Presentation and Principles of Consolidation

Rovi is the predecessor registrant to TiVo Corporation and therefore, for periods prior to TiVo Acquisition Date, the Consolidated Financial Statements reflect the financial position and results of operations and cash flows of Rovi. As used herein, the “Company” refers to Rovi when referring to periods prior to and including the TiVo Acquisition Date and to TiVo Corporation when referring to periods subsequent to TiVo Acquisition Date. The Company’s results of operations include the operations of TiVo Solutions after TiVo Acquisition Date. See Note 2 for additional information on the TiVo Acquisition.

The accompanying Consolidated Financial Statements include the accounts of TiVo Corporation and subsidiaries and affiliates in which the Company has a controlling financial interest after the elimination of intercompany accounts and transactions.

In connection with a review of its operations in the fourth quarter of 2016, the Company determined certain costs related to the operations of its Product business were more appropriately presented in Selling, general and administrative expenses. Accordingly, the Company moved $1.7 million, $0.7 million and $0.5 million in costs from Research and development expenses to Selling, general and administrative expenses in its Consolidated Statements of Operations for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, respectively, to conform to the current presentation. The Company does not consider these amounts to be material.

Related Party Transaction

During the year ended December 31, 2015, the Company paid $1.5 million in expenses related to the reimbursement of costs incurred by Engaged Capital, LLC (“Engaged”) in connection with a contested proxy election. These expenses are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Engaged is a related party as Glenn W. Welling is a member of the Company’s Board of Directors and is also a Principal and the Chief Investment Officer at Engaged.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the results of operations for the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Actual results may differ from those estimates.

Business Combinations

The results of operations of acquired businesses are included in the Consolidated Statements of Operations prospectively from the date of acquisition. The fair value of purchase consideration is allocated to the assets acquired, liabilities assumed and non-controlling interests in the acquired entity generally based on their fair value at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include synergies between the acquired business and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.

When provisional amounts are recorded in the reporting period in which a business combination occurs, adjustments to the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date that would have affected the measurement of the amounts recognized at the acquisition date are recognized. Adjustments to the provisional amounts identified during the measurement period, which is a period not to exceed one year from the acquisition date, are reported in the period the adjustment is identified by means of an adjustment to goodwill, with the effect on earnings measured as if the provisional amounts had been completed at the acquisition date. Adjustments to amounts recognized in a business combination that occur after the end of the measurement period are recognized in current period operations.

Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on models that consider relevant transaction characteristics (such as maturity and nonperformance risk) and may use observable or unobservable inputs. Various methodologies and assumptions are used in the measurement of fair value. The use of different methodologies or assumptions could result in a different estimate of fair value at the measurement date.

Foreign Currency Translation

The Company predominately uses the U.S dollar as its functional currency. Certain non-U.S. subsidiaries designate a local currency as their functional currency. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective period. Cumulative translation losses, net of tax, of $6.2 million and $5.4 million as of December 31, 2016 and 2015, respectively, are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Concentrations of Risk

The percent of revenue derived from customers, and concentrations of customers, representing 10% or more of revenue were as follows:

	Year Ended December 31,
	2016	2015	2014
AT&T Inc. ("AT&T")	12%	16%	12%
Samsung Electronics Co. LTD ("Samsung")	10%	(1)	(1)

(1) Customer represented less than 10% of revenue.

Substantially all of the Company's revenue from AT&T is reported in the Intellectual Property Licensing segment, while revenue from Samsung is reported in the Intellectual Property Licensing segment and the Product segment.

Customers representing 10% or more of Accounts receivable, net were as follows.

	December 31, 2016	December 31, 2015
AT&T	15%	22%
Virgin Media Inc.	13%	(1)

(1) Customer represented less than 10% of Accounts receivable, net.

The TiVo service is enabled through the use of a DVR manufactured by a third-party contract manufacturer. The Company also relies on third-parties with whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with the Company or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all. The Company does not have a long-term written supply agreement with Broadcom Corporation, the sole supplier of the system controller for its DVR.

Cash, Cash Equivalents and Investments

Highly liquid investments with original maturities at the date of acquisition of three months or less are considered to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions ("EBT") process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than three days are classified as cash and cash equivalents. Payments due from banks for these transactions presented in Cash and cash equivalents was $1.1 million as of December 31, 2016.

Marketable securities with original maturities at the date of acquisition of more than three months but less than 12 months are classified as Short-term marketable securities. Marketable securities with original maturities at the date of acquisition of more than 12 months are classified as Long-term marketable securities.

Marketable securities are considered available-for-sale and are reported at fair value in the Consolidated Balance Sheets. Realized gains and losses on marketable securities are calculated based on the specific identification method and are included in Interest income and other, net in the Consolidated Statements of Operations. Interest income from marketable securities is included in Interest income and other, net in the Consolidated Statements of Operations.

Unrealized gains and losses, net of applicable taxes, are reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company monitors its marketable securities portfolio for potential impairment. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in fair value is determined to be other-than-temporary (i.e., when the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis), an impairment associated with the credit loss is recorded in Interest income and other, net in the Consolidated Statements of Operations and the remainder, if any, is recorded in Other comprehensive (loss), net of tax in the Consolidated Statements of Comprehensive Income (Loss).

Investments in non-marketable equity securities are accounted for using either the equity method or the cost method. Investments in entities over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for using the equity method. Under the equity method, the Company records its proportionate share of income or loss in Interest income and other, net in the Consolidated Statements of Operations. Investments in entities over which the Company does not have the ability to exercise significant influence are accounted for using the cost method. The Company monitors its non-marketable securities portfolio for potential impairment. When the carrying amount of an investment in a non-marketable security exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the loss is recorded in Interest income and other, net in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. The Company reviews its accounts receivable to identify potential collection issues. A specific allowance for doubtful accounts is recorded when warranted by specific customer circumstances, such as in the case of a bankruptcy filing, a deterioration in the customer's operating results or financial position or the past due status of a receivable based on its contractual payment terms. If there are subsequent changes in circumstances related to the specific customer, adjustments to recoverability estimates are recorded. For accounts receivable not specifically reserved, an allowance for doubtful accounts is recorded based on historical loss experience. Accounts receivable deemed uncollectible are charged off when collection efforts have been exhausted.

Inventory

Inventories consist primarily of finished DVRs and accessories and are stated at the lower of cost or market on an aggregate basis. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to the lower of cost or market are made, if required, for estimated excess or obsolescence, which includes a review of, among other factors, demand requirements and market conditions.

Long-Lived Assets, including Property and Equipment and Finite-Lived Intangible Assets

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized on a straight-line basis over the estimated useful lives of the respective assets. Computer equipment and software are depreciated over three years. Furniture and fixtures are depreciated over five years. Leasehold improvements are amortized over the shorter of the asset's useful life or the remaining lease term.

Intangible assets with finite lives are amortized on a straight-line basis over the estimated economic life of the asset, which generally ranges from two to 18 years at the date of acquisition.

Long-lived assets, including property and equipment and intangible assets with finite lives, are assessed for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. The recoverability of an asset group to be held and used is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted future cash flows are less than the carrying amount of an asset group, the asset group is impaired. The amount of impairment, if any, is measured as the difference between the carrying amount of the asset group and its fair value, which is generally estimated using an income approach.

Software Development Costs

Costs are capitalized to acquire or develop software subsequent to establishing technological feasibility for the software, which is generally on completion of a working prototype that has been certified as having no critical bugs and is a release candidate or when an alternative future use exists. Capitalized software development costs are amortized using the greater of the amortization on a straight-line basis or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The estimated useful life for capitalized software development costs is generally five years or less. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair value of the net assets of an acquired business. Goodwill and indefinite-lived intangible assets are evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate their carrying amount may not be recoverable. The recoverability of goodwill is assessed at the reporting unit level, which is either the operating segment or one level below.

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative two-step impairment test is performed. In the first step of the quantitative impairment test for goodwill, the fair value of the reporting unit is compared to its carrying amount. The fair value of the Intellectual Property Licensing reporting unit is estimated using an income approach and the fair value of the Product reporting unit is estimated by weighting the fair values derived from an income approach and a market approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flow and considers estimated revenue growth rates, future operating margins and risk-adjusted discount rates. Under the market approach, the fair value of a reporting unit is estimated based on market multiples of revenue or earnings derived from comparable publicly-traded companies. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired and no further testing is performed.

If the fair value of the reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recognized.

If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then a quantitative impairment test is performed. In the quantitative impairment test for indefinite-lived intangible assets, fair value is compared to the carrying amount of the indefinite-lived intangible asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss equal to the difference is recognized. The fair value of indefinite-lived intangible assets is estimated using an income approach.

Deferred Revenue

Deferred revenue represents amounts received from customers for which the revenue recognition criteria have not been satisfied.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Accruals for unrecognized tax benefit liabilities, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, are recorded when the Company believes it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments to unrecognized tax benefits are recognized when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. Income tax (benefit) expense includes the effects of adjustments to unrecognized tax benefits, as well as any related interest and penalties.

Revenue Recognition

The Company recognizes revenue when each of the following criteria have been satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or the service has been rendered; (iii) the fee is fixed or determinable; and (iv) collection is reasonably assured. Where one or more of the criteria has not been satisfied, revenue recognition is deferred until the applicable criteria is satisfied.

Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. The Company allocates the transaction consideration to the various elements in the arrangement based on their relative selling price using vendor specific objective evidence ("VSOE") of selling price, if it exists. When VSOE of selling price does not exist, third-party evidence ("TPE") is used to allocate the transaction consideration to the various elements in the arrangement. If neither VSOE nor TPE exist, the Company uses its best estimate of selling price ("BESP") to allocate the transaction consideration to the various elements in the arrangement. The allocation of transaction consideration among deliverables in an arrangement may impact the amount and timing of revenue recognized in the Consolidated Statements of Operations during a given period.

The Company accounts for cash consideration (such as sales incentives) given to its customers or resellers as a reduction of revenue, rather than as an operating expense unless the Company receives a benefit that is separate from the customer’s purchase from the Company and for which it can reasonably estimate the fair value of the benefit.

CE and Service Provider Licensing

The Company licenses its proprietary IPG and Analog Content Protection ("ACP") technologies to consumer electronics (“CE”) manufacturers, integrated circuit makers, service providers and others. The Company generally recognizes revenue on a per-unit shipped model for licenses with CE manufacturers and a per-subscriber model for licenses with service providers. The recognition of revenue from per-unit license fees is based on units reported shipped by the CE manufacturer, which are typically reported to the Company in the quarter immediately following that of actual shipment. In addition, the Company's significant experience and established relationships with certain CE manufacturers enables us to reasonably estimate current period unit shipments for purposes of recognizing revenue. Accordingly, revenue from these customers is recognized in the period the CE manufacturer is estimated to have shipped the units, and revenue adjustments are recorded when the CE manufacturer reports actual shipments to the Company. Revenues from per-subscriber license fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee.

Revenues from annual or other license fees are recognized based on the specific terms of the license. For instance, certain CE IPG licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company recognizes revenue from these arrangements on a straight-line basis over the specified term.

At times, the Company enters into license agreements in which it we release a licensee a release from past patent infringement claims and grant a license to ship an unlimited number of units over a future period for a fixed fee. In these arrangements, the Company generally uses BESP to allocate the transaction consideration between the release for past patent infringement claims and the future license. In determining BESP of the release for past patent infringement claims and the future license, the Company considers such factors as the number of units shipped in the past and in what territories these units where shipped, the number of units expected to be shipped in the future and in what territories these units are expected to be shipped, as well as the licensing rate the Company generally receives for units shipped in these territories. As the revenue recognition criteria for the release from past patent infringement claims are generally satisfied on the execution of the agreement, the amount of transaction consideration allocated to the release from past patent infringement claims is generally recognized in the period the agreement is executed and the amount of transaction consideration allocated to the future license is recognized ratably over the future license term.

In addition, the Company has entered into agreements in which a licensee pays the Company a one-time fee for a perpetual license to its ACP technology. Provided that collectibility is reasonably assured, the Company records the one-time fee as revenue when the agreement is executed as the Company has no significant continuing obligations and the amounts are fixed or determinable.

Arrangements with Multiple System Operators ("MSOs")

The Company's arrangements with MSOs typically include software customization and set up services, associated maintenance and support, limited training, post-contract support, TiVo-enabled digital video recorders ("DVRs"), non-DVR set-top boxes ("STBs"), and the TiVo service.

The Company has two types of arrangements with MSOs that include technology deployment and engineering services. In instances where TiVo hosts the TiVo service, non-refundable payments received for customization and set up services are deferred and recognized as revenue over the longer of the contractual term or customer relationship period as the upfront services do not have standalone value. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as the related revenue. The Company has established VSOE of selling prices for training, DVRs, non-DVR set-top boxes and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreements. The BESP for TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. Transaction consideration is allocated among individual elements on a relative basis.

In arrangements where the Company does not host the TiVo service and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue pursuant to the software revenue recognition guidance. Under the software revenue recognition guidance, such arrangements are accounted for using the percentage-of-completion method or the completed-contract method. The percentage-of-completion method is used if reasonably dependable estimates of the extent of progress toward completion can be made and the arrangement as a whole is reasonably expected to be profitable.

The Company measures progress toward completion using an input method based on the ratio of costs incurred to date to total estimated costs of the project (an input method). Project costs are primarily labor and overhead related to the specific activities required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. When reasonably assured that development costs are recoverable through future revenues, the Company defers recognition of the costs until the future revenues are recognized. The recoverability assessment depends on estimating engineering costs related to the project. For these projects, we are able to make reasonably dependable cost estimates based on historical experience and various other assumptions believed to be reasonable under the circumstances. These estimates include forecasting costs and schedules, tracking progress and costs incurred to date and projecting the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement, and revisions to estimates are recognized on a cumulative catch-up basis when the changed conditions become known. Revisions to estimates during the year ended December 31, 2016 were not material. Using different cost estimates, or different methods of measuring progress toward completion may produce materially different results, including potentially a conclusion that development costs may not be recoverable.

In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements, a lack of reasonably dependable estimates of total costs or development costs exceed development revenues but there is reasonable assurance that no loss will be incurred under the arrangement. Accordingly, the Company applies the following:

•
Where no VSOE exists for undelivered elements, revenue is recognized equal to the costs recognized up to the amount billable to the customer until VSOE for the undelivered elements is established or all of the elements have been delivered.

•
Where there is a lack of reasonably dependable estimates, revenue is recognized equal to the costs recognized up to the amount billable to the customer until the estimation uncertainty is resolved, after which the percentage of completion method is applied.

•
If the Company is not reasonably assured the arrangement will be profitable, the Company accounts for the arrangement under the completed contract method, which results in a deferral of all revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate it is probable that a loss will be incurred on the arrangement.

In arrangements where the Company does not host the TiVo service and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, provided that the Company is reasonably assured that the arrangement will be profitable, where development costs exceed billable development revenues, revenue is recognized equal to the costs recognized until the engineering services are complete. Development costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, service revenue is recognized, and an equal amount of deferred development costs are recognized until all deferred development costs are recovered. Once all deferred development costs are recovered, any remaining service revenue is recognized ratably over the remaining service period.

Patent Sales

During 2016, the Company expanded its business strategy of monetizing its intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of the Company's ongoing major or central operations and activities of monetizing intellectual property, the Company began recognizing patent sales as revenue in 2016. Revenue for the year ended December 31, 2016 includes $1.0 million related to patent sales.

Metadata Licensing

The Company licenses metadata to service providers, CE manufacturers and online portals among others. The Company generally receives a monthly or quarterly fee from our licensees for the right to use the metadata, receive regular updates to the metadata and integrate the metadata into their own service. The Company recognizes metadata revenue ratably over the license term.

Advertising

The Company generates advertising revenue through our IPGs. Advertising revenue is recognized when the related advertisement is provided. Advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

TiVo-enabled DVRs and TiVo Service

The Company sells TiVo-enabled DVRs and the related service directly to customers through bundled sales programs via the TiVo website. Under these bundled programs, the customer receives a DVR and commits to either a minimum subscription period of one year or for the lifetime of the DVR. After the initial minimum subscription period, customers have various pricing options at which they can renew their subscription. Customers have the right to cancel their subscription to the TiVo service within 30 days of subscription activation for a full refund. The Company establishes allowances for expected subscription cancellations based on historical experience.

VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by the length of the service period. The Company is not able to obtain VSOE for the DVR due to infrequent sales of standalone DVRs to customers. The BESP of the DVR is determined based on the price for which the Company would sell the DVR without any service commitment from the customer. Revenue allocated to the DVR is recognized on delivery, up to an amount not contingent on future service delivery, and revenue allocated to the service is recognized ratably over the service period.

Subscription revenues from product lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful lives depend on assumptions with regard to future churn rates for product lifetime subscriptions. The Company monitors the estimated useful life of a DVR and the impact of differences between actual churn rates and forecasted churn rates. If actual results are not consistent with the Company's current assumptions, the Company may revise the estimated useful life of the DVRs, which could result in the recognition of revenue over a longer or shorter period. The Company recognizes product lifetime subscription revenues over an estimated product life of 66 months.

Hardware Revenues

Hardware revenues represent revenues from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Customers have the right to return their product within 30 days of the purchase. The Company establishes allowances for expected product returns as a direct reduction of revenue. Certain payments to retailers and distributors, such as market development funds and revenue shares, are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. For market development funds, revenue is reduced at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered. For revenue share programs, revenue is reduced when a liability for the revenue share payments has been incurred and the amount of the liability is fixed or determinable.

Discontinued Operations-DivX and MainConcept

The Company generally licensed its DivX and MainConcept codecs for a per unit fee or an annual fee. The Company’s recognition of revenue from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally reported their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. Revenues from annual or other license fees were recognized based on the specific terms of the license arrangement. For instance, some of the Company’s large CE licensees entered into agreements for which they had the right to ship an unlimited number of units over a specified term for a flat fee. The Company recorded the fees associated with these arrangements on a straight-line basis over the specified term. In addition, the Company entered into agreements in which the licensee paid the Company a one-time fee for a perpetual license to its DivX technology. Provided that collectibility was reasonably assured, the Company recorded revenue related to these agreements when the agreement was executed as the Company had no significant continuing obligation and the amounts were fixed and determinable.

Taxes Collected from Customers

The Company reports revenue net of taxes collected from customers and remitted to governmental authorities.

Shipping and Handling

Shipping and handling costs are included in Cost of hardware revenues, excluding depreciation and amortization of intangible assets.

Warranty

The Company accrues for the expected material and labor costs required to provide warranty services on its hardware products. The Company’s warranty accrual is estimated based on the total volume of units sold, the term of the warranty period, the expected rate of warranty returns and the estimated cost to replace or repair the defective unit.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and are presented within Selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses for the years ended December 31, 2016, 2015 and 2014, were $7.3 million, $7.4 million and $7.6 million, respectively.

Restructuring

Management-approved restructuring plans can include employee severance and benefit costs to terminate a specified number of employees, including the acceleration of vesting in equity-based compensation awards, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. Restructuring charges are recorded based on estimated employee terminations, site closure and consolidation plans. Employee severance and benefit costs are accrued under these actions when it is probable that benefits will be paid and the amount is reasonably estimable.

Equity-Based Compensation

Equity-based compensation costs are estimated based on the grant date fair value of the award. Equity-based compensation cost is recognized only for those awards expected to meet the service and performance vesting conditions, on a straight-line basis, over the requisite service period of the award. Equity-based compensation is estimated based on the aggregate grant for service-based awards and at the individual vesting tranche for awards with performance and/or market conditions. Forfeiture estimates are based on historical experience.

Recent Accounting Pronouncements

Standards Recently Adopted

In April 2015, the Financial Accounting Standards ("FASB") issued guidance to help entities evaluate whether fees paid in a cloud computing arrangement include a software license. Pursuant to this guidance, when a cloud computing arrangement includes a software license, the customer accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. When a cloud computing arrangement does not include a software license element, the customer accounts for the arrangement as a service contract. The prospective application of this guidance on January 1, 2016 did not have a material effect on the Consolidated Financial Statements.

Standards Pending Adoption

In October 2016, the FASB amended its guidance on the tax effects of intra-entity transfers of assets other than inventory. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for the Company in the first quarter of 2018, with early application permitted, and is required to be applied on a modified retrospective basis. The Company is evaluating the effect of application on its Consolidated Financial Statements.

In August 2016, the FASB issued clarifying guidance on the presentation of eight specific cash flow issues for which previous guidance was either unclear or not specific. The clarified guidance is effective for the Company in the first quarter of 2018, with early application permitted, and is required to be applied on a retrospective basis. The Company is evaluating the effect of application on its Consolidated Financial Statements.

In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectibility. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost basis of the financial instrument. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments for credit-related losses through an allowance and eliminating the length of time a security has been in an unrealized loss position as a consideration in the determination of whether a credit loss exists. The guidance is effective for the Company in the first quarter of 2020, and is effective using a modified retrospective approach for application of the current expected credit loss model to financial instruments and a prospective approach for credit losses on available-for-sale debt securities. Early application is permitted. The Company is evaluating the effect of application on its Consolidated Financial Statements.

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, classifying certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of nonvested awards as they occur. The simplified guidance is effective for the Company in the first quarter of 2017. Depending on the area simplified, the guidance is effective either prospectively, retrospectively or using a modified retrospective approach. The Company does not expect to change its accounting policy of estimating forfeitures for nonvested awards. In addition, the Company expects to recognize an immaterial cumulative effect adjustment in the first quarter of 2017 due to the recognition of a deferred tax asset for previously unrecognized excess tax benefits reduced by a deferred tax asset valuation allowance.

In March 2016, the FASB clarified the requirements for assessing whether contingent options that can accelerate the payment of principal on debt instruments require bifurcation as an embedded derivative. The amendments require a contingent option embedded in a debt instrument to be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. The clarified guidance is effective for the Company in the first quarter of 2017 using a modified retrospective approach. The Company does not expect application of the clarified guidance in the first quarter of 2017 to have a material effect on its Consolidated Financial Statements.

In March 2016, the FASB provided guidance on the derecognition of prepaid stored-value product liabilities, such as gift cards. The guidance is effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach, with early adoption permitted. The Company is evaluating the effect of application on its Consolidated Financial Statements.

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach with early application permitted. The Company is evaluating the effect of application on its Consolidated Financial Statements and expects that its existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets.

In January 2016, the FASB amended certain aspects of the recognition and measurement guidance for financial assets and liabilities. The amendments are effective for the Company in the first quarter of 2018 with the effect of adoption recognized as a cumulative-effect adjustment to beginning retained earnings in 2018. Early application is not permitted. The Company is evaluating the effect of application on its Consolidated Financial Statements.

In July 2015, the FASB changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value for entities that do not use the last-in, first-out ("LIFO") or retail inventory method. The changes also eliminate the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory for entities that do not use the LIFO or retail inventory method. The changes are effective for the Company in the first quarter of 2017 using a prospective transition approach, with early adoption permitted. The Company does not expect application of the changed measurement principle for inventory in the first quarter of 2017 to have a material effect on its Consolidated Financial Statements.

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The amendments address how revenue is recognized in order to improve comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. Early application is permitted beginning in the Company's first quarter of 2017. The Company expects to initially apply the amendments in the first quarter of 2018 and is evaluating the effect the amendments and transition alternatives will have on its Consolidated Financial Statements. Regardless of the transition method selected, application of the amended revenue recognition standard may significantly affect the amount and timing of revenue recognized. For example, pursuant to the amended revenue recognition standard, revenue from intellectual property licenses that are deemed functional in nature would generally be recognized when the customer begins to benefit from the intellectual property license, which is generally at inception of the license period, if the intellectual property is not considered distinct within the context of the contract. Under existing U.S. GAAP, such revenue is generally recognized ratably over the license term. In addition, some deferred revenue recognized in accordance with existing U.S. GAAP could be eliminated as part of the effect of adoption.

(2) Acquisitions

TiVo Acquisition

On September 7, 2016, Rovi completed its acquisition of TiVo Solutions, a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions. On the TiVo Acquisition Date, each issued and outstanding share of TiVo Solutions common stock (other than shares of TiVo Solutions common stock held by those TiVo Solutions stockholders who have properly demanded and not waived or withdrawn appraisal rights under Delaware law as further discussed below) automatically converted into the right to receive $2.75 per share in cash and 0.3853 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of TiVo Corporation common stock.

On the TiVo Acquisition Date, (i) each issued and outstanding share of Rovi common stock was converted into one fully paid and non-assessable share of TiVo Corporation common stock and (ii) each Rovi Stock Option, Rovi Restricted Stock Award and Rovi RSU (each as defined in the Merger Agreement) was assumed by TiVo Corporation and automatically converted into a TiVo Corporation Stock Option, TiVo Corporation Restricted Stock Award and TiVo Corporation RSU (each as defined in the Merger Agreement), respectively, on substantially the same terms and conditions as applied to such Rovi Stock Option, Rovi Restricted Stock Award and Rovi RSU.

In addition, each TiVo Solutions Stock Option, TiVo Solutions Restricted Stock Award and TiVo Solutions RSU (each as defined in the Merger Agreement) that was outstanding and held by a continuing employee or consultant (and excluding non-employee directors of TiVo Solutions) was assumed by TiVo Corporation and automatically converted into a TiVo

Corporation Stock Option, TiVo Corporation Restricted Stock Award and TiVo Corporation RSU (each as defined in the Merger Agreement), respectively, each on substantially the same terms and conditions as applied to such TiVo Solutions Stock Option, TiVo Solutions Restricted Stock Award and TiVo Solutions RSU (but, taking into account any changes thereto provided for in the TiVo Stock Plans (as defined in the Merger Agreement) in any award agreement or in any such TiVo Solutions Stock Option, TiVo Solutions Restricted Stock Award or TiVo Solutions RSU, as applicable, by reason of the Merger Agreement or the transactions contemplated thereby). As the employee restricted stock awards and stock options and performance-based restricted stock awards remain outstanding after the TiVo Acquisition Date, holders were not eligible for the cash component of the merger consideration and the number of TiVo Corporation restricted stock awards or stock options delivered at the TiVo Acquisition Date was based on an exchange ratio of 0.5186.

Holders of 9.9 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date did not vote to approve the TiVo Acquisition and asserted their appraisal rights under Delaware law with respect to such shares ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares"). In November 2016, Dissenting Holders of 0.8 million shares of TiVo Solutions common stock withdrew their demand for appraisal rights and accepted the merger consideration. Dissenting Holders of 9.1 million shares of TiVo Solutions common stock filed a petition for appraisal in the Delaware Court of Chancery. See Note 10 for additional information about the claims asserted by the Dissenting Holders.

TiVo Solutions' results of operations and cash flows have been included in the Consolidated Financial Statements for periods subsequent to September 7, 2016.

Purchase Price

As of December 31, 2016, the preliminary aggregate merger consideration was (in thousands):

Aggregate cash consideration	$269,990
Aggregate fair value of TiVo Corporation shares issued	758,115
Fair value of assumed TiVo Solutions employee equity-based awards allocated to consideration	22,640
Accrual for merger consideration	78,981
Total merger consideration	$1,129,726

The cash portion of the merger consideration was funded with cash on hand of the combined company. The calculations above use a value for shares of TiVo Corporation common stock issued in the TiVo Acquisition based on a Rovi stock price of $22.42 per share at the close of trading on September 7, 2016. In connection with the TiVo Acquisition, 33.5 million shares of TiVo Corporation common stock were issued to TiVo Solutions stockholders on the TiVo Acquisition Date. In November 2016, Dissenting Holders of 0.8 million shares of TiVo Solutions common stock withdrew their demand for appraisal rights and accepted the merger consideration, resulting in the issuance of 0.3 million shares of TiVo Corporation common stock and the payment of $2.0 million in cash from an account held by the exchange agent in the TiVo Acquisition related to the Dissenting Shares.

The accrual for merger consideration as of December 31, 2016 was based on 9.1 million Dissenting Shares assuming a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.5 million shares of TiVo Corporation common stock. The $79.0 million of accrued merger consideration is presented in Accounts payable and accrued expenses on the Consolidated Balance Sheets. In addition, on the TiVo Acquisition Date, TiVo Corporation paid the cash portion of the merger consideration, which was $2.75 per share, related to the Dissenting Shares to an account held by the exchange agent in the TiVo Acquisition. As of December 31, 2016, the exchange agent was holding $25.3 million in cash related to the Dissenting Holders.

A portion of the purchase price has been attributed to the substitution of TiVo Solutions' equity-based awards outstanding as of TiVo Acquisition Date for corresponding TiVo Corporation equity-based awards. The fair value of TiVo Solutions' equity-based awards assumed in connection with the TiVo Acquisition was allocated between pre-acquisition service and post-acquisition service based on the proportion of service rendered from the grant date to the TiVo Acquisition Date compared to the total vesting period. Equity-based compensation allocated to pre-acquisition service was included as part of the merger consideration paid for TiVo Solutions. Equity-based compensation allocated to post-acquisition service will be expensed as future service is rendered. The fair value of TiVo Solutions' restricted stock was estimated at the TiVo Acquisition Date using the closing price of Rovi's common stock on the TiVo Acquisition Date. The fair value of TiVo Solutions' stock options was estimated at the TiVo Acquisition Date using the Black-Scholes-Merton option-pricing formula, assuming a weighted-average expected volatility of 31.7%, a weighted-average expected term of nine months, a weighted-average risk-free interest rate of 0.5% and a weighted-average expected dividend yield of 0.0%. The fair value of TiVo Corporation's stock options was estimated at the TiVo Acquisition Date using the Black-Scholes-Merton option-pricing formula, assuming a weighted-average expected volatility of 46.5%, a weighted-average expected term of nine months, a weighted-average risk-free interest rate of 0.5% and a weighted-average expected dividend yield of 0.0%. The fair value of TiVo Solutions' performance-based awards was estimated at the TiVo Acquisition Date using a Monte-Carlo simulation, assuming a weighted-average expected volatility of 37.5%, a weighted-average expected term of 2.4 years, a weighted-average risk-free interest rate of 0.8% and an expected dividend yield of 0.0%.

Purchase Price Allocation

The Consolidated Financial Statements have been prepared using the acquisition method of accounting under U.S. GAAP with Rovi treated as the acquirer of TiVo Solutions for accounting purposes. Under the acquisition method of accounting, the purchase consideration delivered by TiVo Corporation to complete the acquisition was generally allocated to the assets acquired and liabilities assumed based on their fair value at the TiVo Acquisition Date. The purchase price allocation as of December 31, 2016 is preliminary. TiVo Corporation has made significant estimates and assumptions in determining the preliminary fair value of the assets acquired and liabilities assumed based on discussions with TiVo Solutions’ management and TiVo Corporation’s informed insights into the industries in which TiVo Solutions competes. To complete the preliminary purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed at their TiVo Acquisition Date fair value, the valuation of certain strategic investments, the measurement of certain pre-acquisition contingencies and income tax returns for TiVo Solutions for the period prior to the TiVo Acquisition Date must be completed and the claims of the Dissenting Holders must be resolved.

Amounts paid to Dissenting Holders in a settlement other than resulting from a judgment from the Delaware Court of Chancery in excess of the purchase price, if any, as well as any interest due, would be recognized in the Consolidated Statements of Operations and not as part of the purchase price. Amounts paid in connection with a judgment from the Delaware Court of Chancery in excess of the purchase price during the measurement period would be recognized as part of the purchase price. Amounts paid in connection with a judgment from the Delaware Court of Chancery in excess of the purchase price after the measurement period would be recognized in the Consolidated Statements of Operations and not as part of the purchase price.

As a result, the purchase price and the related purchase price allocation is subject to change. The final fair value of assets acquired and liabilities assumed may differ materially from the preliminary fair value estimates presented in these Consolidated Financial Statements, and such differences could have a material impact on the accompanying Consolidated Financial Statements and TiVo Corporation’s future results of operations and financial position. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year from the TiVo Acquisition Date.

The following table summarizes the preliminary purchase price allocation, including measurement period adjustments recognized subsequent to the initial purchase price allocation through December 31, 2016 (in thousands):

	September 30, 2016	Adjustments	December 31, 2016
Cash, cash equivalents and marketable securities	$503,408	$—	$503,408
Accounts receivable	48,766	(169)	48,597
Inventory	15,003	—	15,003
Prepaid expenses and other current assets and other long-term assets	25,976	(67)	25,909
Property and equipment	10,370	(626)	9,744
Intangible assets:		—
Developed technology and patents	154,000	—	154,000
Existing contracts and customer relationships	355,000	—	355,000
Trademarks / Tradenames	14,000	—	14,000
Goodwill	464,111	4,219	468,330
Accounts payable and accrued expenses and other long-term liabilities	(74,736)	1,280	(73,456)
Deferred revenue	(63,428)	(76)	(63,504)
Current portion of long-term debt	(230,000)	—	(230,000)
Deferred tax liabilities, net	(92,744)	(4,561)	(97,305)
Total merger consideration	$1,129,726	$—	$1,129,726

If the measurement period adjustments had been recognized as of the TiVo Acquisition Date, their effects on Net income (loss) for the three and nine months ended September 30, 2016 would have been immaterial.

Valuation Techniques

The fair values of assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. Generally, no fair value adjustments were reflected for current assets and current liabilities as TiVo Solutions' carrying amount was estimated to approximate fair value because of the short-term nature of the items.

The fair value of marketable securities was estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets or independent pricing vendors, obtained from a third party pricing service and would be presented in Level 2 of the fair value hierarchy, which is described in Note 6.

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

As part of the acquisition, TiVo Corporation assumed TiVo Solutions' 2% Convertible Senior Notes due October 2021 (the "2021 Convertible Notes"). The fair value of the 2021 Convertible Notes assumed in the TiVo Acquisition was measured based on quoted market prices and the 2021 Convertible Notes would be classified in Level 2 of the fair value hierarchy. As the 2021 Convertible Notes were subject to repurchase following the acquisition of TiVo Solutions, fair value approximated par and no debt premium or discount was recorded at the TiVo Acquisition Date.

The fair value of contingent consideration liabilities assumed related to legacy TiVo Solutions acquisitions was estimated utilizing a probability-weighted discounted cash flow analysis based on the terms of the underlying purchase agreement. The contingent consideration liability would be classified in Level 3 of the fair value hierarchy. The significant unobservable inputs used in calculating the fair value of the contingent consideration liability include financial performance scenarios, the probability of achieving those scenarios and the discount rate.

An adjustment was recorded for the deferred tax impact of purchase accounting adjustments primarily related to intangible assets and the 2021 Convertible Notes. The incremental deferred tax liabilities were calculated primarily based on the tax effect of the step-up in book basis of net assets of TiVo Solutions excluding the amount attributable to nondeductible goodwill.

The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed was recognized as goodwill. The goodwill is generated from operational synergies and cost savings TiVo Corporation expects to achieve from the combined operations, as well as the expected benefits from future technologies that do not meet the definition of an identifiable intangible asset and TiVo Solutions' knowledgeable and experienced workforce. See Note 7 for the allocation of goodwill to the reportable segments. None of the goodwill is expected to be deductible for tax purposes.

For the year ended December 31, 2016, TiVo Corporation's results include revenue and operating loss from TiVo Solutions of $147.4 million and $2.8 million, respectively.

Unaudited Pro Forma Information

The following unaudited pro forma financial information (in thousands, except per share amounts) has been adjusted to give effect to the TiVo Acquisition as if it were consummated on January 1, 2015 (the beginning of the comparable prior reporting period). The unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations that would have been reported had the TiVo Acquisition occurred on January 1, 2015 and should not be taken as representative of future results of operations of the combined company.

	Year Ended December 31,
	2016	2015
Total Revenues, net	$876,705	$903,962
Loss from continuing operations, net of tax	$(103,050)	$(133,457)
Basic loss per share from continuing operations	$(0.89)	$(1.13)
Diluted loss per share from continuing operations	$(0.89)	$(1.13)

The unaudited pro forma financial information includes material, nonrecurring pro forma adjustments directly attributable to the TiVo Acquisition primarily related to a reduction in revenues and costs to adjust TiVo Solutions' historical deferred revenue amortization and deferred technology cost amortization to fair value, the elimination of intercompany revenue as TiVo Solutions purchased products from Rovi, adjustments to the amortization of intangible assets, adjustments for direct and incremental acquisition-related costs and the related tax effects, as well as Rovi's valuation allowance release as a result of the TiVo Acquisition reflected in the historical financial statements. The unaudited pro forma financial information does not include any cost saving synergies from operating efficiencies or the effect of incremental costs incurred from integrating the companies.

2014 Acquisitions

Fanhattan Acquisition

On October 31, 2014, the Company acquired Fanhattan, Inc. ("Fanhattan"), and its cloud-based Fan TV branded products, for $12.0 million in cash. Fanhattan operating results have not been separately presented as the Fanhattan operations have been integrated into the operations of the Company.

The following unaudited pro forma financial information (in thousands, except per share amounts) has been adjusted to give effect to the Fanhattan acquisition as if it were consummated on January 1, 2013 (the beginning of the comparable prior reporting period). The unaudited pro forma financial information is presented for illustrative purposes only. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations that would have been reported had the Fanhattan acquisition occurred on January 1, 2013 and should not be taken as representative of future results of operations of the combined company.

Year Ended December 31,
2014
Total Revenues, net	$542,327
Loss from continuing operations, net of tax	$(25,415)
Basic loss per share from continuing operations	$(0.28)
Diluted loss per share from continuing operations	$(0.28)

The unaudited pro forma financial information includes material, nonrecurring pro forma adjustments directly attributable to the Fanhattan acquisition primarily related to adjustments to the amortization of intangible assets and adjustments for direct and incremental acquisition-related costs reflected in the historical financial statements. The unaudited pro forma financial information does not include any cost saving synergies from operating efficiencies or the effect of incremental costs incurred from integrating the companies.

Veveo Acquisition

On February 28, 2014, the Company acquired Veveo Inc. ("Veveo") for $67.6 million in cash, plus up to an additional $7.0 million in contingent consideration if certain sales and engineering goals are met. Veveo is a provider of intuitive and personalized entertainment discovery solutions. In April 2015, a portion of the contingency period concluded and $2.1 million of contingent consideration was paid as certain engineering goals were satisfied. In September 2015, the Company determined it was no longer probable that certain post-acquisition Veveo sales goals would be met and reduced the contingent consideration liability by $0.9 million, which was recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations. In the second quarter of 2016, the Company paid $1.2 million as a final Veveo earn-out settlement, which was recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations.

(3) Discontinued Operations and Assets Held for Sale

DivX and MainConcept

During the fourth quarter of 2013, the Company determined it would pursue selling its DivX and MainConcept businesses. DivX and MainConcept were providers of high-quality video compression-decompression software and a software library that enabled the distribution of content across the internet and through recordable media, in either physical or streamed forms. On March 31, 2014, the Company sold its DivX and MainConcept businesses for $52.5 million in cash, plus up to $22.5 million in additional payments based on the achievement of certain revenue milestones over the three years following the acquisition. No additional payment was received for the revenue milestones measured on March 31, 2016 and 2015. The results of operations and cash flows of the DivX and MainConcept businesses have been presented in discontinued operations for all periods presented.

The Loss from discontinued operations, net of tax for the year ended December 31, 2016 is due to a settlement with Dolby Laboratories, Inc. ("Dolby") related to unpaid royalties from Rovi's Roxio, DivX and MainConcept businesses ("Legacy Sonic Businesses"). See Note 10 for additional information.

Nowtilus

In March 2014, the Company sold its Nowtilus business. Nowtilus was a provider of video-on-demand solutions in Germany. The results of operations and cash flows of the Nowtilus business have been presented in discontinued operations for all periods presented.

Results of Discontinued Operations

The results of discontinued operations consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues
Legacy Sonic Businesses	$—	$—	$14,952
Nowtilus	—	—	100
Total Revenues, net	$—	$—	$15,052
Loss from discontinued operations before income taxes:
Legacy Sonic Businesses	$(4,588)	$—	$1,873
Nowtilus	—	—	(562)
Loss on disposal, before income taxes	—	—	(55,028)
Loss from discontinued operations before income taxes	(4,588)	—	(53,717)
Income tax expense	—	—	(2,505)
Loss from discontinued operations, net of tax	$(4,588)	$—	$(56,222)

(4) Financial Statement Details

Accounts receivable, net (in thousands):

	December 31, 2016	December 31, 2015
Accounts receivable, gross	$149,105	$88,735
Less: Allowance for doubtful accounts	(1,963)	(1,607)
Accounts receivable, net	$147,142	$87,128

Allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$(1,607)	$(1,135)	$(2,475)
Provision for bad debt	(226)	(600)	43
Deductions, net	(130)	128	1,297
Balance at end of period	$(1,963)	$(1,607)	$(1,135)

Inventory (in thousands):

	December 31, 2016	December 31, 2015
Raw materials	$1,595	$—
Finished goods	11,591	456
Inventory	$13,186	$456

Property and equipment, net (in thousands):

	December 31, 2016	December 31, 2015
Computer software and equipment	$136,776	$133,631
Leasehold improvements	26,201	21,578
Furniture and fixtures	6,627	7,676
Property and equipment, gross	169,604	162,885
Less: Accumulated depreciation and amortization	(121,232)	(127,901)
Property and equipment, net	$48,372	$34,984

Accounts payable and accrued expenses (in thousands):

	December 31, 2016	December 31, 2015
Accounts payable	$29,218	$9,013
Accrued compensation and benefits	54,571	27,056
Accrual for merger consideration	78,981	—
Other accrued liabilities	63,681	38,044
Accounts payable and accrued expenses	$226,451	$74,113

Interest income and other, net (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest income	$2,326	$1,462	$1,596
Foreign currency loss	(72)	(379)	(574)
Equity method (loss) income	(454)	(464)	170
Other (expense) income, net	(112)	97	2,877
Interest income and other, net	$1,688	$716	$4,069

Supplemental Cash Flow Information (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash paid during the period for:
Income taxes, net of refunds	$27,468	$14,335	$18,998
Interest	$30,281	$33,797	$36,679

Significant noncash transactions:
Fair value of shares issued in connection with TiVo Acquisition	$758,115	$—	$—

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,969	$—	$—	$50,969
Cash equivalents - Money market funds	141,658	—	—	141,658
Cash and cash equivalents	$192,627	$—	$—	$192,627

Auction rate securities	$10,800	$—	$(432)	$10,368
Corporate debt securities	106,128	8	(215)	105,921
Foreign government obligations	2,246	—	(8)	2,238
U.S. Treasuries / Agencies	127,734	14	(262)	127,486
Marketable securities	$246,908	$22	$(917)	$246,013
Cash, cash equivalents and marketable securities				$438,640

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$56,745	$—	$—	$56,745
Cash equivalents - Money market funds	44,930	—	—	44,930
Cash and cash equivalents	$101,675	$—	$—	$101,675

Auction rate securities	$10,800	$—	$(540)	$10,260
Corporate debt securities	98,997	—	(327)	98,670
Foreign government obligations	11,878	—	(56)	11,822
U.S. Treasuries / Agencies	102,120	5	(283)	101,842
Marketable securities	$223,795	$5	$(1,206)	$222,594
Cash, cash equivalents and marketable securities				$324,269

The fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$10,368	$(432)	$10,368	$(432)
Corporate debt securities	74,173	(193)	12,278	(22)	86,451	(215)
Foreign government obligations	2,238	(8)	—	—	2,238	(8)
U.S. Treasuries / Agencies	109,657	(244)	2,222	(18)	111,879	(262)
Marketable securities	$186,068	$(445)	$24,868	$(472)	$210,936	$(917)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$10,260	$(540)	$10,260	$(540)
Corporate debt securities	85,138	(307)	7,542	(20)	92,680	(327)
Foreign government obligations	11,822	(56)	—	—	11,822	(56)
U.S. Treasuries / Agencies	101,113	(283)	—	—	101,113	(283)
Marketable securities	$198,073	$(646)	$17,802	$(560)	$215,875	$(1,206)

The Company attributes unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities are comprised solely of AAA-rated federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.

As of December 31, 2016, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$117,226	$117,084
Due in 1-2 years	118,882	118,561
Due in more than 2 years	10,800	10,368
Total	$246,908	$246,013

As of December 31, 2016 and 2015, non-marketable equity securities accounted for under the equity method had a carrying amount of $1.6 million and $2.1 million, respectively, and non-marketable equity securities accounted for under the cost method had a carrying amount of $2.7 million and $0.0 million, respectively. We periodically review our non-marketable equity securities for potential impairment. When it is determined that an other-than-temporary impairment has occurred for a non-marketable equity security accounted for under the cost method, the carrying amount of the investment is adjusted to its fair value. The fair value of a non-marketable equity security accounted for under the cost method is not measured if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if identified events or changes in circumstances are identified that have a significant adverse effect on the fair value of the investment, the fair value of the investment would be estimated considering available information at the time of the event, such as the terms, conditions and valuation implied in recent rounds of financing obtained by the investee, the cash position of the investee, cash flow projections for the investee, the investee's recent and expected future operating performance and other factors. No impairments were recognized for the years ended December 31, 2016, 2015 and 2014.

(6) Fair Value Measurements
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

Assets and liabilities reported at fair value on a recurring basis in the Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$141,658	$141,658	$—	$—
Short-term marketable securities
Corporate debt securities	76,568	—	76,568	—
U.S. Treasuries / Agencies	40,516	—	40,516	—
Long-term marketable securities
Auction rate securities	10,368	—	—	10,368
Corporate debt securities	29,353	—	29,353	—
Foreign government obligations	2,238	—	2,238	—
U.S. Treasuries / Agencies	86,970	—	86,970	—
Total Assets	$387,671	$141,658	$235,645	$10,368
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(1,988)	$—	$—	$(1,988)
Interest rate swaps	(648)	—	(648)	—
Other long-term liabilities
Cubiware contingent consideration	(3,285)	—	—	(3,285)
Interest rate swaps	(19,303)	—	(19,303)	—
Total Liabilities	$(25,224)	$—	$(19,951)	$(5,273)

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$44,930	$44,930	$—	$—
Short-term marketable securities
Corporate debt securities	43,876	—	43,876	—
Foreign government obligations	7,827	—	7,827	—
U.S. Treasuries / Agencies	56,176	—	56,176	—
Long-term marketable securities
Auction rate securities	10,260	—	—	10,260
Corporate debt securities	54,794	—	54,794	—
Foreign government obligations	3,995	—	3,995	—
U.S. Treasuries / Agencies	45,666	—	45,666	—
Total Assets	$267,524	$44,930	$212,334	$10,260
Liabilities
Accounts payable and accrued expenses
Interest rate swaps	$(195)	$—	$(195)	$—
Other long-term liabilities
Interest rate swaps	(25,557)	—	(25,557)	—
Total Liabilities	$(25,752)	$—	$(25,752)	$—

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the years ended December 31, 2016, 2015 and 2014, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Year Ended December 31,
	2016		2015			2014
	Auction rate securities	Cubiware contingent consideration	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration
Balance at beginning of period	$10,260	$—	$10,638	$(3,000)	$(3,000)	$14,903	$(3,000)	$—
Settlements and sales	—	—	—	3,000	2,140	(4,800)	—	—
Assumed or issued in business combination	—	(6,548)	—	—	—	—	—	(5,700)
Gain included in earnings	—	1,275	—	—	860	—	—	2,700
Unrealized gains (losses) included in other comprehensive loss	108	—	(378)	—	—	535	—	—
Balance at end of period	$10,368	$(5,273)	$10,260	$—	$—	$10,638	$(3,000)	$(3,000)

The Gain included in earnings related to the Cubiware contingent consideration liability for the year ended December 31, 2016 is included in Selling, general and administrative expense as a $1.6 million gain related to remeasurement of the Cubiware contingent consideration offset in part by $0.3 million of Interest expense related to accretion of the liability to future value. The Gain included in earnings related to remeasurement of the Veveo contingent consideration liability for the years ended December 31, 2015 and 2014 is included in Selling, general and administrative expense.

Valuation Techniques

The fair value of marketable securities, other than auction rate securities, is estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets or independent pricing vendors, obtained from a third party pricing service.

The fair value of auction rate securities is estimated using a discounted cash flow analysis or other type of valuation model. These estimates are highly judgmental and incorporate, among other items, the likelihood of redemption, credit and liquidity spreads, duration, interest rates and the timing and amount of expected future cash flows. These securities are also compared, when possible, to other observable data for securities with characteristics similar to the securities held by the Company.

The fair value of contingent consideration liability related to acquisitions is estimated utilizing a probability-weighted discounted cash flow analysis based on the terms of the underlying purchase agreement. The significant unobservable inputs used in calculating the fair value of contingent consideration liability include financial performance scenarios, the probability of achieving those scenarios and the discount rate.

The fair value of interest rate swaps is estimated using a discounted cash flow analysis that considers the expected future cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated inputs, including forward interest rate curves and implied interest rate volatilities. The fair value of an interest rate swap is estimated by netting the discounted future fixed cash payments against the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments to reflect the nonperformance risk of the Company and the respective counterparty. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company considers the effect of its master netting agreements.

Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$297,646	$349,140	$284,241	$298,494
2021 Convertible Notes	48	48	—	—
Term Loan Facility B	677,038	686,766	682,915	656,688
Total Long-term debt	$974,732	$1,035,954	$967,156	$955,182

(1)
The fair value of debt issued by the Company is estimated using quoted prices for the identical instrument in a market that is not active and considers interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considers the nonperformance risk of the Company. If reported at fair value in the Consolidated Balance Sheets, debt issued or assumed by the Company would be classified in Level 2 of the fair value hierarchy.

(7) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill were as follows (in thousands):

	Intellectual Property Licensing	Product	Total
December 31, 2014	$1,184,500	$159,152	$1,343,652
Foreign currency translation	—	—	—
December 31, 2015	1,184,500	159,152	1,343,652
TiVo Acquisition	106,620	361,710	468,330
Foreign currency translation	—	136	136
December 31, 2016	$1,291,120	$520,998	$1,812,118

Goodwill resulting from the TiVo Acquisition was allocated to the Company's reportable segments based on the relative fair value of the TiVo Solutions businesses assigned to the Company's reporting units.
Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company has not recorded a goodwill impairment charge in the years ended December 31, 2016, 2015 and 2014 as a result of an interim or annual impairment test.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	December 31, 2016
	Weighted-Average Remaining Useful Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	5.6 years	$1,031,280	$(586,800)	$444,480
Existing contracts and customer relationships	11.1 years	402,143	(64,123)	338,020
Content databases and other	6.1 years	59,390	(49,052)	10,338
Trademarks / Tradenames	N/A	8,300	(8,300)	—
Total Finite-lived		1,501,113	(708,275)	792,838
Indefinite-lived intangible assets
TiVo Tradename	N/A	14,000	—	14,000
Total intangible assets		$1,515,113	$(708,275)	$806,838

	December 31, 2015
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$875,188	$(512,060)	$363,128
Existing contracts and customer relationships	47,524	(36,933)	10,591
Content databases and other	59,014	(45,991)	13,023
Trademarks / Tradenames	8,300	(8,300)	—
Total intangible assets	$990,026	$(603,284)	$386,742

In connection with the TiVo Acquisition on September 7, 2016, intangible assets with an aggregate fair value of $523.0 million were recognized. At the TiVo Acquisition Date, the weighted-average amortization period for Developed technology and patents and Existing contracts and customer relationships was eight years and 11 years, respectively. The TiVo trade name has been assigned an indefinite useful life. See Note 2 for additional information about the valuation of the acquired intangible assets.

Patent Acquisitions

In January 2016, the Company purchased a portfolio of patents for $2.5 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

On July 7, 2014, the Company purchased a portfolio of patents for $28.0 million in cash. The portfolio includes approximately 500 issued and pending patents, with slightly more than half being issued U.S. patents. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over ten years.

Future Amortization

As of December 31, 2016, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

2017	$166,186
2018	146,768
2019	109,336
2020	108,587
2021	66,131
Thereafter	195,830
Total	$792,838

(8) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Future minimum lease payments, net	$527	$2,337	$2,825
Severance costs	10,044	(177)	6,678
Share-based payments	14,951	—	—
Contract termination costs	1,342	—	223
Asset impairment	452	—	1,213
Restructuring and asset impairment charges	$27,316	$2,160	$10,939

Accrued restructuring costs were as follows (in thousands):

	December 31, 2016	December 31, 2015
Future minimum lease payments, net	$758	$2,015
Severance costs	3,796	250
Contract termination costs	183	—
Accrued restructuring costs	$4,737	$2,265

We expect a substantial portion of the Accrued restructuring costs, including those associated with the TiVo Acquisition, to be paid at various dates through December 31, 2017.

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing its integration plans which are intended to realize operational synergies between Rovi and TiVo Solutions. As a result of these integration plans, TiVo Corporation expects to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts. Charges for the year ended December 31, 2016 for the TiVo Integration Restructuring Plan primarily relate to termination and transition agreements with former TiVo Solutions' senior executives and Rovi Corporation's former Chief Operating Officer. Restructuring activities related to the TiVo Integration Restructuring Plan for the year ended December 31, 2016 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Balance at End of Period
Future minimum lease payments, net	$—	$277	$(53)	$—	$224
Severance costs	—	9,657	(6,153)	—	3,504
Share-based payments	—	14,951	—	(14,951)	—
Contract termination costs	—	63	—	—	63
Total	$—	$24,948	$(6,206)	$(14,951)	$3,791

Legacy Rovi Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities, including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the new corporate headquarters, and eliminated a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.4 million were recognized in the year ended December 31, 2016.

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014, the Company conducted a review of its remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this review, the Company took cost reduction actions that resulted in Restructuring and asset impairment charges of $10.6 million in the year ended December 31, 2014. Restructuring and asset impairment charges in the year ended December 31, 2014 includes $0.3 million related to prior restructuring actions. Amounts recognized in the year ended December 31, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring action.

As of December 31, 2016, Accrued restructuring costs of $0.8 million are included in Accounts payable and accrued expenses in the Consolidated Balance Sheets related to the Legacy Rovi Plans.

(9) Debt and Interest Rate Swaps

A summary of the Company's financing arrangements was as follows (dollars in thousands):

				December 31, 2016		December 31, 2015
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$297,646	$345,000	$284,241
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	—	—
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	682,500	677,038	689,500	682,915
Total Long-term debt				$1,027,548	974,732	$1,034,500	967,156
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$967,732		$960,156

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

In addition, during the 35-day trading period following a Merger Event, as defined in the 2015 Indenture, holders may convert the 2020 Convertible Notes, in multiples of $1,000 of principal. The TiVo Acquisition was considered a Merger Event pursuant to the 2015 Indenture. No holders elected to convert their 2020 Convertible Notes during the 35-day trading period following the TiVo Acquisition.

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

TiVo Corporation has separately accounted for the liability and equity components of the 2020 Convertible Notes. The initial carrying amount of the liability component was calculated by estimating the value of the 2020 Convertible Notes using TiVo Corporation’s estimated non-convertible borrowing rate of 4.75% at the time the instrument was issued. The carrying amount of the equity component, representing the value of the conversion option, was determined by deducting the liability component from the principal amount of the 2020 Convertible Notes. The difference between the principal amount of the 2020 Convertible Notes and the liability component is considered a debt discount which is being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. The equity component of the 2020 Convertible Notes was recorded as a component of Additional paid-in capital in the Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification. Related to the 2020 Convertible Notes, the Consolidated Balance Sheets included the following (in thousands):

	December 31, 2016	December 31, 2015
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(42,144)	(54,215)
Less: Unamortized debt issuance costs	(5,210)	(6,544)
Carrying amount	$297,646	$284,241

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stated interest	$1,725	$1,423	$—
Amortization of debt discount	12,071	9,639	—
Amortization of debt issuance costs	1,334	1,020	—
Total interest expense	$15,130	$12,082	$—

Rovi incurred $9.3 million in transaction costs related to the issuance of the 2020 Convertible Notes which were allocated to liability and equity components based on the relative amounts calculated for the 2020 Convertible Notes at the date of issuance. Transaction costs of $7.6 million attributable to the liability component were recorded in Long-term debt, less current portion in the Consolidated Balance Sheets and are being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. Transaction costs of $1.7 million attributable to the equity component were recorded as a component of Additional paid-in capital in the Consolidated Balance Sheets.

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

The amounts paid to purchase the call options and received to sell the warrants were recorded in Additional paid-in capital in the Consolidated Balance Sheets.

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

The TiVo Acquisition constituted a Fundamental Change under the 2021 Convertible Notes and on October 12, 2016, TiVo Solutions repaid $229.95 million of the par value of the 2021 Convertible Notes.

Purchased Call Options and Sold Warrants related to the 2021 Convertible Notes

In September 2014, counterparties entered into convertible note hedge transactions with TiVo Solutions covering approximately 12.9 million shares of TiVo Solutions’ common stock, in the aggregate, which is the number of shares initially underlying the 2021 Convertible Notes. In connection with the Fundamental Change under the 2021 Convertible Notes, TiVo Solutions and the counterparties agreed to terminate the convertible note hedge transactions early. During the year ended December 31, 2016, TiVo Solutions received $12.1 million from the counterparties to settle the convertible note hedge transactions.

Concurrent with the purchase of the convertible note hedge transactions, TiVo Solutions sold warrants to purchase up to approximately 12.9 million shares of TiVo Solutions’ common stock, in the aggregate, which is the number of shares initially underlying the 2021 Convertible Notes. In connection with the Fundamental Change under the 2021 Convertible Notes, TiVo Solutions and the counterparties agreed to terminate the warrants early. During the year ended December 31, 2016, TiVo Solutions paid $5.8 million to the counterparties to settle the warrants.

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

The voluntary principal prepayments on Term Loan Facility A and the termination of the Revolving Facility resulted in a Loss on debt extinguishment of $2.8 million was recognized in the Consolidated Statements of Operations for the year ended December 31, 2015 related to the unamortized debt discount and unamortized debt issuance costs.

The July 2014 issuance of the Senior Secured Credit Facility and the subsequent repayment of a previous credit facility were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in the previous credit facility that elected not to participate in the Senior Secured Credit Facility were extinguished and a $5.2 million Loss on debt extinguishment was recognized in the Consolidated Statements of Operations for the year ended December 31, 2014 related to unamortized debt issuance costs and unamortized debt discount. Creditors in the previous credit facility that elected to participate in the Senior Secured Credit Facility and for which the present value of future cash flows were not substantially different, were accounted for as a debt modification with $1.0 million and $1.7 million of unamortized debt issuance costs related to the previous credit facility to be amortized to Term Loan Facility A and Term Loan Facility B interest expense, respectively, using the effective interest method. Debt issuance costs of $3.8 million related to the issuance of the Senior Secured Credit Facility to creditors from the previous credit facility were recognized as a Loss on debt modification in the Consolidated Statements of Operations for the year ended December 31, 2014. Additionally, debt issuance costs related to new creditors of $0.2 million and $3.0 million related to Term Loan Facility A and Term Loan Facility B, respectively, will be amortized to interest expense using the effective interest method.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. The Company may be required to make an additional payment on the Term Loan Facility each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No additional payment was required in February 2017.

Convertible Senior Notes Due 2040

The Company issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par (the “2040 Convertible Notes”) pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, the Company redeemed the remaining $3.6 million of outstanding 2040 Convertible Notes. In connection with these transactions, $0.1 million was recorded as Loss on debt extinguishment in the Consolidated Statements of Operations for the year ended December 31, 2015.

Components of interest expense related to the 2040 Convertible Notes included in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stated interest	$—	$1,114	$7,638
Amortization of debt discount	—	1,865	13,954
Amortization of debt issue costs	—	242	1,749
Total interest expense	$—	$3,221	$23,341

Debt Maturities

As of December 31, 2016, aggregate expected future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

2017	$7,000
2018	7,000
2019 (1)	352,000
2020	7,000
2021	654,548
Total	$1,027,548

(1)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Consolidated Balance Sheets at fair value with changes in fair value recorded as Loss on interest rate swaps in the Consolidated Statements of Operations. Amounts are presented in the Consolidated Balance Sheets after considering the right of offset and the effect of master netting agreements. During the years ended December 31, 2016, 2015 and 2014, the Company recorded losses of $3.9 million, $13.4 million and $17.9 million, respectively, on its interest rate swaps.

In connection with the repayment of the Company's previous credit facility during the third quarter of 2014, $7.6 million was paid to terminate interest rate swaps with a notional of $300.0 million.

Details of the Company's interest rate swaps as of December 31, 2016 and 2015 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	December 31, 2016	December 31, 2015	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
May 2012	January 2014	January 2016	$—	$197,000	(1)	One month USD-LIBOR
May 2012	April 2014	March 2017	$215,000	$215,000	(2)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a fixed interest rate which gradually increased from 0.58% for the three-month settlement period ended in June 2014 to 1.65% for the settlement period ended in January 2016.

(2)	The Company pays a fixed interest rate which gradually increases from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ending in March 2017.

(10) Commitments and Contingencies

Product Warranties

The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The Company also offers a warranty through its Continual Care program which extends the one-year warranty for parts only to customers who use the latest BOLT and Roamio DVRs for as long as such customers maintain an active TiVo service subscription. The Company recognizes costs associated with the Continual Care warranties at the time of the DVR sale. As of December 31, 2016, the accrued warranty was $0.5 million and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheets.

Customers who purchase a TiVo service subscription for the lifetime of the DVR are able to purchase separately priced optional two-year and three-year extended warranties. The Company defers and amortizes revenue and costs associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional three-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. As of December 31, 2016, the extended warranty deferred revenue and deferred cost were $2.0 million and $0.2 million, respectively. The Company’s extended warranty deferred revenue is included in Deferred revenue and extended warranty deferred costs are included in Other Assets in the Consolidated Balance Sheets.

Purchase Commitments

In August 2016, Rovi entered into a 10-year patent license agreement with DISH Network L.L.C. (“DISH”). Under the license agreement, DISH will pay Rovi for the period beginning on April 5, 2016 based on a monthly, per-subscriber fee, consistent with Rovi’s existing licensing program for its largest pay TV providers. In addition, DISH agreed to provide TiVo Inc. with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million in the aggregate, of which $15.0 million was paid in the fourth quarter of 2016 with the remainder due by the end of the third quarter of 2017. The TiVo Solutions release and covenant transaction will be recognized as a reduction to revenue over the license term in the Consolidated Statements of Operations. No changes have been made to the prior, existing patent settlement between EchoStar, DISH Network Corporation, and TiVo Solutions.

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2016, the Company had total purchase commitments for inventory of $14.4 million, of which $0.7 million was accrued in the Consolidated Balance Sheets.

Lease Commitments

The Company leases facilities and certain equipment pursuant to non-cancelable operating lease agreements expiring through 2027. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis.

Future minimum payments for operating leases as of December 31, 2016 were as follows (in thousands):

2017	$14,785
2018	15,421
2019	13,461
2020	11,848
2021	11,446
Thereafter	46,376
Gross future minimum lease payments	$113,337
Less: Sublease revenues	(5,166)
Net future minimum lease payments	$108,171

Rent expense was $13.3 million, $12.3 million and $11.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services. TiVo Solutions has also indemnified certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. The Company’s obligation to provide indemnifications under its agreements with customer and business partners would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws.

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

The Company cannot reasonably estimate the possible range of losses that may be incurred pursuant to its indemnification obligations, if any. Variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company's potential indemnity liability, the Consolidated Financial Statements could be materially affected in a particular period by one or more of these indemnities.

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

Legal Proceedings

The Company is involved in various lawsuits, claims and proceedings, including those identified below, consisting of intellectual property, commercial, securities and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The Company believes it has recorded adequate provisions for any such matters and, as of December 31, 2016, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Consolidated Financial Statements. Legal costs are expensed as incurred. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements.

On November 15, 2016, Driehaus Appraisal Litigation Fund, L.P., Driehaus Companies Profit Sharing Plan and Trust, and Richard H. Driehaus IRA (the “Driehaus Entities”) filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware covering a total of 1.9 million shares of common stock of TiVo Solutions in connection with the TiVo Acquisition on September 7, 2016. Additionally, on November 15, 2016, Fir Tree Value Master Fund L.P. and Fir Tree Capital Opportunity Master Fund L.P. (the “Fir Tree Entities” and together with the Driehaus Entities, the “Appraisal Petitioners”) filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware covering a total of 7.2 million shares of common stock of TiVo Solutions in connection with the TiVo Acquisition. On January 11, 2017, the Court of Chancery consolidated the two petitions into a consolidated action entitled In re Appraisal of TiVo, Inc., C.A. No. 12909-CB (Del. Ch.). Should this matter be adjudicated in the Court of Chancery, regardless of the verdict, the Dissenting Holders would be entitled to receive a cash payment equal to the fair value of their TiVo Solutions common stock (as determined in accordance with the provisions of Delaware law) in lieu of the shares of TiVo Corporation which they would otherwise have been entitled to receive pursuant to the Merger Agreement. The Dissenting Holders would also receive prejudgment interest on any appraisal award, which would be calculated at an interest rate of 5% above the Federal Reserve Discount Rate, with interest compounded quarterly. The Appraisal Petitioners are also seeking the payment of their costs and attorneys’ fees. As discussed in Note 2, as of December 31, 2016, a liability of $79.0 million was recognized on the Consolidated Balance Sheets and the exchange agent was holding $25.3 million in cash related to the Dissenting Holders. The Company intends to vigorously defend against these petitions.

On May 10, 2016, Rovi received a letter from Dolby demanding unpaid royalties in the amount of $11.5 million related to (i) software licensed by Rovi's Sonic Solutions subsidiary and (ii) certain support and maintenance agreements that Sonic had with certain larger customers during the period from 2009 to 2012. Dolby further claimed that it was entitled to interest on the allegedly unpaid royalties in the amount of $11.8 million. The alleged unpaid royalties cover products that were divested by Rovi as the Legacy Sonic Businesses from 2012 to 2014 and presented as a discontinued operation. On July 20, 2016, Rovi received another letter from Dolby, proposing to forego the interest it claims it is owed relating to certain portions of the dispute if a settlement is reached promptly. However, Dolby added an additional demand for unpaid royalties in the amount of $9.5 million related to software distributions allegedly made by Rovi's former MainConcept subsidiary, for a total demand of $20.9 million. In October 2016, Rovi settled Dolby's demands for unpaid royalties for $5.0 million. The expense resulting from the settlement related to the Legacy Sonic Businesses was recognized in Loss from discontinued operations, net of tax for the year ended December 31, 2016.

On September 8, 2015, TiVo Solutions filed a complaint against Samsung Electronics Co., LTD, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC. (“Samsung”) in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System,” U.S. Patent No. 6,792,195, titled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472, titled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476, titled “Multimedia Signal Processing System.” The complaint claims that Samsung infringes TiVo Solutions' patents by making and selling Samsung DVRs and mobile devices, and related software, that fall within the scope of one or more claims of TiVo Solutions’ patents. TiVo Solutions' complaint also claims that Samsung’s infringement is willful, and seeks, among other things, an unspecified amount in damages as well as an injunction. On November 17, 2015, Samsung filed an answer denying TiVo Solutions’ allegations. On February 11, 2016, Samsung amended its answer to assert U.S. Patent No. 5,978,043, titled “TV Graphical User Interface That Provides Customized Lists Of Programming,” U.S. Patent No. 6,181,333, titled “Television Graphical User Interface Having Channel And Program Sorting Capabilities,” U.S. Patent No. 7,231,592, titled “Method And Apparatus For A Home Network Auto-Tree Builder,” and U.S. Patent No. 8,233,090, titled “Method Of Linkage-Viewing TV Broadcasting Program Between Mobile Communication Apparatus And Digital TV, And Mobile Communication Apparatus And Digital TV Thereof” against TiVo Solutions. In its amended answer, Samsung counterclaims that TiVo Solutions infringes Samsung’s patents by making and selling TiVo Solutions DVRs, and related software, that fall within the scope of one or more claims of Samsung’s patents. Samsung’s complaint claims that TiVo Solutions' infringement is willful, and seeks, among other things, damages in an unspecified amount. On February 22, 2016, the Court issued a preliminary scheduling order, setting jury selection for March 6, 2017. On August 2, 2016, Samsung filed a petition for inter partes review of U.S. Patent No. 6,233,389 with the U.S. Patent and Trademark Office. On August 12, 2016, Samsung filed two petitions for inter partes review of U.S. Patent No. 7,558,472, and two petitions for inter partes review of U.S. Patent No. 8,457,476, with the U.S. Patent and Trademark Office. On November 3, 2016, TiVo Corporation announced that it and Samsung Electronics Co., Ltd. had agreed on the principal terms of a five-plus year global intellectual property license that will provide certain rights under TiVo’s patent portfolios for Samsung’s mobile, consumer electronic and set-top box businesses. As part of the agreement, the patent challenges between the two companies were dismissed on January 10, 2017, and the district court litigation was dismissed by the court on January 11, 2017.

Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described above cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially affected in a particular period by the resolution of one or more of these contingencies.

(11) Stockholders' Equity

Earnings (Loss) Per Share

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

The number of shares used to calculate Basic EPS and Diluted EPS were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average shares used in computing basic per share amounts	93,064	84,133	91,654
Dilutive effect of equity-based compensation awards	1,198	—	—
Weighted average shares used in computing diluted per share amounts	94,262	84,133	91,654

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	3,448	4,133	4,517
Restricted awards	1,741	2,861	3,049
2020 Convertible Notes (1)	11,936	9,876	—
2021 Convertible Notes (1)	564	—	—
2040 Convertible Notes (1)	—	869	6,141
Warrants related to 2020 Convertible Notes (1)	11,936	9,876	—
Weighted average potential shares excluded from the calculation of Diluted EPS	29,625	27,615	13,707

(1)	See Note 9 for additional details.

As the Dissenting Holders filed a petition for appraisal in the Delaware Court of Chancery in connection with the TiVo Acquisition, the Dissenting Holders are no longer entitled to receive a portion of the merger consideration in shares. As such, the basic and diluted earnings per share calculation for the year ended December 31, 2016 excludes 3.5 million shares of TiVo Corporation that were potentially issuable to Dissenting Holders had they elected to receive the merger consideration. See Notes 2 and 10 for additional details.

For the years ended December 31, 2016, 2015 and 2014, 0.7 million, 0.9 million and 0.8 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.9044 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $20.90 per share on December 31, 2016, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $28.9044 per share, respectively. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 9 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 9 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $40.1450 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On April 29, 2015, Rovi's Board of Directors authorized the repurchase of up to $125.0 million of the Company's common stock. The April 2015 authorization included amounts which were outstanding under previously authorized share repurchase programs. On November 2, 2016, TiVo Corporation's Board of Directors authorized the repurchase of up to $50.5 million of the Company's common stock. The November 2016 authorization amount was the remaining amount of Rovi's prior common stock repurchase authorization, which is no longer in effect. During the years ended December 31, 2016, 2015 and 2014, the Company repurchased 0.0 million, 9.5 million and 8.3 million shares of its common stock pursuant to the authorized repurchase plan for $0.0 million, $150.2 million and $196.5 million, respectively. As of December 31, 2016, the Company had $50.5 million of stock repurchase authorization remaining.

In connection with the TiVo Acquisition, all shares repurchased by the Company as of September 7, 2016 were retired. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Accumulated deficit.

The Company issues restricted stock units as part of the equity incentive plans described in Note 11. For the majority of restricted stock units, beginning in the fourth quarter of 2015, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted stock units are treated as common stock repurchases in the Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the years ended December 31, 2016 and 2015, the Company withheld 0.7 million and 15.0 thousand shares of common stock to satisfy $14.1 million and $0.1 million of required withholding taxes, respectively.

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

(12) Equity-based Compensation

Stock Options and Restricted Awards

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). As of December 31, 2016, the Company had 29.5 million shares reserved and 12.8 million shares available for issuance under the Rovi 2008 Plan. The Rovi 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). Stock options assumed from the TiVo 2008 Plan generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter or vesting monthly over the four year vesting period. Stock options assumed from TiVo 2008 Plan generally have a contractual term of seven years. Restricted stock awards assumed from the TiVo 2008 Plan are generally subject to a three year vesting period, with 17% of the award vesting every six months. As of December 31, 2016, there were 3.8 million shares reserved and 3.5 million shares available for future grant under the TiVo 2008 Plan. The Company has amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the Titan Equity Incentive Award Plan for purposes of awards granted following the closing of the TiVo Acquisition.

The Company grants performance-based restricted stock units to certain of its senior officers for three-year performance periods. Vesting in the awards is subject to either performance conditions or a market condition as well as a three-year service period. Depending on the level of achievement, the maximum number of shares that could be issued on vesting could be up to 200% of the target number of performance-based restricted stock units granted.

For awards subject to performance conditions, the fair value per award is fixed at the grant date; however, the amount of compensation expense is adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and an Adjusted EBITDA (defined in Note 14) margin, with compensation expense based on the number of shares ultimately issued. For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of the relative Total Shareholder Return metric.

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

As of December 31, 2016, the Company had 7.3 million shares of common stock reserved and available for issuance under the ESPP.

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

Assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Year Ended December 31,
	2016	2015	2014
Stock options:
Expected volatility	53.5%	45.1%	47.0%
Expected term	4.1 years	4.0 years	4.0 years
Risk-free interest rate	1.1%	1.3%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%
ESPP shares:
Expected volatility	55.6%	53.0%	35.0%
Expected term	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.6%	0.4%	0.3%
Expected dividend yield	0.0%	0.0%	0.0%
Restricted stock units subject to market conditions:
Expected volatility	55.9%	41.0%	N/A
Expected term	3.0 years	3.0 years	N/A
Risk-free interest rate	1.0%	1.0%	N/A
Expected dividend yield	0.0%	0.0%	N/A

Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. When historical data is available and relevant, the expected term of the award is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, the Company uses an average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the award at the grant date. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The number of awards expected to vest during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to vest during the requisite service period is recorded as a cumulative adjustment in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Year Ended December 31,
	2016	2015	2014
Stock options	$9.53	$9.03	$8.69
ESPP shares	$7.30	$5.33	$6.54
Restricted awards	$22.07	$21.05	$24.45

Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$47,670	$42,647	$42,017
Pre-tax equity-based compensation, included in restructuring expense	$14,951	$—	$—

Included in Pre-tax equity-based compensation, excluding amounts included in restructuring expense, is $3.5 million of expense for the year ended December 31, 2016 related to the incremental fair value resulting from the replacement of TiVo Solutions stock-based awards with corresponding TiVo Corporation stock-based awards as part of the TiVo Acquisition.

As of December 31, 2016, there was $68.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.1 years.

Equity-Based Compensation Award Activity

Activity under the Company's stock option plans for the year ended December 31, 2016 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at beginning of period	3,721	$30.37
Assumed in connection with TiVo Acquisition	875	$16.24
Granted	279	$22.39
Exercised	(430)	$15.61
Forfeited and canceled	(507)	$30.83
Outstanding at end of period	3,938	$28.21	2.5 years	$3,953
Vested and expected to vest at December 31, 2016	3,823	$28.37	2.4 years	$3,911
Exercisable at December 31, 2016	3,201	$29.36	1.9 years	$3,723

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options at the end of the last trading day in the period. The aggregate intrinsic value is the difference between TiVo's closing stock price on the last trading day of the period and the exercise price of the option, multiplied by the number of in-the-money options.

The aggregate intrinsic value of stock options exercised is the difference between the market price of the shares at the time of exercise and the exercise price of the stock option multiplied by the number of stock options exercised. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.1 million, $0.4 million and $2.2 million, respectively.

Activity related to the Company's restricted awards for the year ended December 31, 2016 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	3,681	$21.63
Assumed in connection with TiVo Acquisition	2,409	$22.42
Granted	1,874	$22.07
Vested	(2,180)	$22.08
Forfeited	(622)	$21.76
Outstanding at end of period	5,162	$21.80

As of December 31, 2016, 2.8 million restricted stock units were unvested, which includes 0.4 million performance-based restricted stock units. As of December 31, 2016, 2.3 million shares of restricted stock were unvested, which includes 0.4 million shares of performance-based restricted stock. The aggregate fair value of restricted awards vested during the years ended December 31, 2016, 2015 and 2014 was $46.7 million, $25.1 million, and $31.7 million, respectively.

(13) Income Taxes

Deferred Tax Assets and Liabilities

 Significant deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Federal net operating losses	$331,365	$294,658
Tax credit carryforwards	151,687	139,152
State net operating losses and credits	77,113	55,292
Accrued liabilities	37,163	18,014
Deferred revenue	26,256	8,097
Equity-based compensation	20,892	17,065
Capital and other losses	25,276	13,759
Other	15,876	19,734
Gross deferred tax assets	685,628	565,771
Valuation allowance	(428,778)	(449,694)
Net deferred tax assets	256,850	116,077
Deferred tax liabilities:
Intangible assets	(332,892)	(179,691)
Other	—	(1,161)
Gross deferred tax liabilities	(332,892)	(180,852)
Net deferred tax liabilities	$(76,042)	$(64,775)

Deferred tax assets and liabilities are presented in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2016	December 31, 2015
Other long-term assets	$1,412	$1,341
Deferred tax liabilities, net	(77,454)	(66,116)
Net deferred tax liabilities	$(76,042)	$(64,775)

As of December 31, 2016, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carryforward Amount	Years of Expiration
Federal	$1,240,952	2019 - 2035
State	$1,220,129	2017 - 2035

The federal and state net operating loss carryforwards include amounts attributable excess tax deductions from stock based compensation. A benefit of $189.1 million and $27.4 million for federal and state tax, respectively, will be credited to equity when these loss carryforwards are realized.

Utilization of federal and state net operating losses and credit carryforwards may be subject to limitations to due future ownership changes.

As of December 31, 2016, the Company had the following credits available to reduce future income tax expense as follows (in thousands):

	Carryforward Amount	Years of Expiration
Federal research and development credits	$57,938	2017 - 2036
State research and development credits	$37,439	Indefinite
Foreign tax credits	$108,107	2017 - 2024

Deferred Tax Asset Valuation Allowance

During 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement ("PFA") program confirming that the Company recognized an ordinary tax loss of $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement, the Company established a valuation allowance as a result of determining that it was more-likely-than-not that its deferred tax assets would not be realized. While the Company believes that its fundamental business model is robust, there has been no change to the Company's position that it is more-likely-than-not that this deferred tax asset will not be realized.

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$(449,694)	$(409,559)	$(389,155)
Additions	(12,971)	(57,902)	(23,985)
Assumed in acquisition	(52,243)	—	(2,560)
Deductions resulting from business combination	86,130	—	1,916
Other deductions, net	—	17,767	4,225
Balance at end of period	$(428,778)	$(449,694)	$(409,559)

During the year ended December 31, 2016, the Company recorded an income tax benefit of $86.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets as described in Note 2. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination.

Increases in the deferred tax valuation allowance for the year ended December 31, 2015 related primarily to decreases in liabilities for unrecognized tax benefits which were previously applied against U.S. federal and state deferred tax assets. Increases in the deferred tax asset valuation allowance for the year ended December 31, 2014 were associated primarily with foreign net operating losses.

Unrecognized Tax Benefits

Unrecognized tax benefits and changes in unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$60,346	$134,962	$121,851
Increases:
Assumed in acquisition	21,441	—	1,241
Tax positions related to the current year	1,032	963	2,998
Tax positions related to prior years	3,651	1,385	9,149
Decreases:
Tax positions related to prior years	(1,047)	(2,874)	(36)
Audit settlements	(161)	(69,816)	—
Statute of limitations lapses	(2,072)	(3,690)	(241)
Foreign currency	(135)	(584)	—
Balance at end of period	$83,055	$60,346	$134,962

The amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, was $4.9 million and $5.3 million as of December 31, 2016 and 2015, respectively.

The Company recorded a benefit of $0.2 million, a benefit of $1.0 million and an expense of $0.3 million for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, respectively. Accrued interest and penalties related to unrecognized tax benefits were $0.8 million and $0.7 million at December 31, 2016 and 2015.

In the normal course of business, the Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions and therefore is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2010. During the year ended December 31, 2015, the Company closed its audits with the California tax authorities through December 31, 2010. The closing of the California audits resulted in a reduction of unrecognized tax benefits, which was substantially offset by a change in the deferred tax asset valuation allowance. Based on the status of U.S. federal, state and foreign tax audits, the Company does not believe it is reasonably possible that a significant change in unrecognized tax benefits will occur in the next twelve months.

The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from U.S. federal, state and foreign tax audits. The Company regularly assesses potential outcomes of these audits in order to determine the appropriateness of its tax provision. Adjustments to accruals for unrecognized tax benefits are made to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular income tax audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously recognized, and therefore the resolution of one or more of these uncertainties in any particular period could have a material adverse impact on the Consolidated Financial Statements.

Income Tax (Benefit) Expense

The components of (Loss) income from continuing operations before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(32,843)	$(2,456)	$13,957
Rest of the world	8,407	11,919	(7,754)
(Loss) income from continuing operations before income taxes	$(24,436)	$9,463	$6,203

Income tax (benefit) expense consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	3,380	(1,998)	2,707
Foreign	20,952	11,132	20,051
Total current income tax expense	24,332	9,134	22,758
Deferred:
Federal	(83,059)	2,081	(77)
State	(2,875)	2,127	(1,874)
Foreign	(83)	413	(1,082)
Total deferred income tax benefit (expense)	(86,017)	4,621	(3,033)
Income tax (benefit) expense	$(61,685)	$13,755	$19,725

For the years ended December 31, 2016, 2015 and 2014, the Company utilized U.S. federal net operating loss carryforwards of $70.4 million, $99.5 million and $130.2 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company utilized state net operating loss carryforwards of $13.6 million, $20.1 million and $34.3 million, respectively.

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to (Loss) income from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal income tax	$(8,553)	$3,312	$2,171
State income tax, net of federal benefit	434	4,029	(77)
Foreign income tax rate differential	(1,713)	(2,992)	3,190
Foreign withholding tax	20,571	9,724	2,152
Repatriation of foreign income, deemed and actual	4,573	477	—
Change in unrecognized tax benefits	(1,203)	(4,515)	3,744
Change in valuation allowance	(81,614)	5,463	8,478
Equity-based compensation	2,696	1,972	813
Tax settlements	166	(3,437)	—
Transaction-related costs	2,753	—	387
Other, net	205	(278)	(1,133)
Income tax (benefit) expense	$(61,685)	$13,755	$19,725

The Company has not recognized U.S. federal or state tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as such amounts are considered indefinitely reinvested outside the U.S. If these foreign earnings were to be distributed, foreign income taxes paid on these earnings or foreign tax credits may be available to reduce the resulting U.S. income tax liability on these earnings. Determining the amount of unrecognized U.S. federal income tax liability, if any, related to these earnings is not practicable due to the availability of, and rules governing, various tax credits, the complexity of our corporate structure and the unknown nature of possible events which could provide a favorable environment for the distribution of previously undistributed earnings. As of December 31, 2016, the Company has not provided for U.S. federal income tax on $208.7 million of undistributed foreign earnings.

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax (benefit) expense. Luxembourg is the main contributor to the Company’s foreign income tax rate differential. For the years ended December 31, 2016 and 2015, Luxembourg had gains and for the year ended December 31, 2014, Luxembourg had losses from which the Company did not benefit. An audit settlement with the California tax authorities related to the Company's 2008 state tax return during the year ended December 31, 2015 resulted in an income tax benefit of $4.0 million.

(14) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to multi-channel video service providers (e.g., cable, satellite and internet-protocol television), set-top box manufacturers, interactive television software and program guide providers in the online, over-the-top video and mobile phone businesses and consumer electronics (“CE”) manufacturers. The Product segment consists primarily of the licensing of Company-developed IPG products and services provided for multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing the TiVo service, licensing metadata and selling TiVo-enabled DVRs. The Product segment also includes sales of legacy Analog Content Protection, VCR Plus+, connected platform and media recognition products.

During the fourth quarter of 2016, the Company reorganized the presentation of revenue within its Product segment to focus on the product offerings rather than customer vertical. Revenue within the Product segment for the years ended December 31, 2015 and 2014 has been reclassified to conform to the current presentation.

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

Segment results were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Intellectual Property Licensing
Service Provider	$268,078	$216,777	$200,799
Consumer Electronics	79,339	65,045	84,359
Revenues	347,417	281,822	285,158
Adjusted Operating Expenses (1)	79,820	60,926	59,810
Adjusted EBITDA (2)	267,597	220,896	225,348
Product
Platform Solutions	205,395	137,814	146,965
Software and Services	83,811	84,956	80,254
Other	12,470	21,679	29,934
Revenues	301,676	244,449	257,153
Adjusted Operating Expenses (1)	251,529	195,364	197,405
Adjusted EBITDA (2)	50,147	49,085	59,748
Corporate:
Adjusted Operating Expenses (1)	56,673	54,681	51,737
Adjusted EBITDA (2)	(56,673)	(54,681)	(51,737)
Consolidated:
Revenues	649,093	526,271	542,311
Adjusted Operating Expenses (1)	388,022	310,971	308,952
Adjusted EBITDA (2)	261,071	215,300	233,359
Depreciation	18,698	17,410	17,540
Amortization of intangible assets	104,989	76,982	77,887
Restructuring and asset impairment charges	27,316	2,160	10,939
Equity-based compensation	47,670	42,647	42,017
Transaction, transition and integration costs	39,950	—	3,966
Earnout amortization and settlement	2,467	—	—
Reduction of contingent consideration liability	(1,614)	(860)	(2,700)
Change in franchise tax reserve	154	859	—
Contested proxy election costs	—	4,346	—
Operating income from continuing operations	21,441	71,756	83,710
Interest expense	(43,681)	(46,826)	(54,768)
Interest income and other, net	1,688	716	4,069
Loss on interest rate swaps	(3,884)	(13,368)	(17,874)
Loss on debt extinguishment	—	(2,815)	(5,159)
Loss on debt modification	—	—	(3,775)
(Loss) income from continuing operations before income taxes	$(24,436)	$9,463	$6,203

(1)
Adjusted Operating Expenses is defined as operating expenses excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, earn-out settlements, changes in contingent consideration, changes in franchise tax reserves and contested proxy election costs.

(2)
Adjusted EBITDA is defined as operating income excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, earn-out settlements, changes in contingent consideration, changes in franchise tax reserves and contested proxy election costs.

(15) Geographic Information

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$469,325	$345,260	$333,075
Rest of the world	179,768	181,011	209,236
Total Revenues, net	$649,093	$526,271	$542,311

Revenue by geography is predominately based on the end user's location. Japan accounted for 10.3% of revenue for the year ended December 31, 2014. Other than the U.S. and Japan, no country accounted for more than 10% of revenue for the years ended December 31, 2016, 2015 and 2014.

Property and equipment, net by geographic area was as follows (in thousands):

	December 31, 2016	December 31, 2015
United States	$45,908	$33,531
Rest of the world	2,464	1,453
Property and equipment, net	$48,372	$34,984

Other than the U.S., no country accounted for more than 10% of Property and equipment, net as of December 31, 2016 and 2015.

(16) Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2016
Total Revenues, net	$118,384	$125,245	$153,121	$252,343
Restructuring and asset impairment charges	2,333	—	22,311	2,672
Operating income (loss) from continuing operations	11,397	10,178	(20,035)	19,901
(Loss) income from continuing operations, net of tax	(17,652)	(9,408)	54,439	9,870
Loss from discontinued operations, net of tax	—	—	(4,517)	(71)
Net (loss) income	(17,652)	(9,408)	49,922	9,799

Basic earnings (loss) per share:
Continuing operations	$(0.22)	$(0.11)	$0.60	$0.08
Discontinued operations	—	—	(0.05)	—
Basic earnings (loss) per share	$(0.22)	$(0.11)	$0.55	$0.08
Weighted average shares used in computing basic per share amounts	81,375	82,110	91,131	117,394

Diluted earnings (loss) per share:
Continuing operations	$(0.22)	$(0.11)	$0.59	$0.08
Discontinued operations	—	—	(0.05)	—
Diluted earnings (loss) per share	$(0.22)	$(0.11)	$0.54	$0.08
Weighted average shares used in computing diluted per share amounts	81,375	82,110	92,144	119,298

2015
Total Revenues, net	$134,025	$127,820	$114,882	$149,544
Operating income from continuing operations	13,959	12,134	10,494	35,169
Net (loss) income	(15,470)	3,338	(18,458)	26,298

Basic earnings (loss) per share:	$(0.18)	$0.04	$(0.22)	$0.33
Weighted average shares used in computing basic per share amounts	88,304	85,248	82,404	80,677

Diluted earnings (loss) per share:	$(0.18)	$0.04	$(0.22)	$0.32
Weighted average shares used in computing diluted per share amounts	88,304	85,487	82,404	81,055

(17) Subsequent Events

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 were used to repay existing loans under the Term Loan Facility B in full. The borrowing terms for Refinancing Agreement No. 1 are substantially similar to the prior borrowing terms described in Note 9; however, loans under Refinancing Agreement No. 1 bear interest, at the borrower's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum. Refinancing Agreement No. 1 requires quarterly principal payments of $1.75 million through June 2021, with any remaining balance payable in July 2021. Refinancing Agreement No. 1 is part of the Senior Secured Credit Facility.

On January 27, 2017, UBS Securities LLC ("UBS") filed a complaint against TiVo Solutions alleging TiVo Solutions breached its contractual obligations to UBS under a September 14, 2010 letter agreement (the "Letter Agreement") whereby TiVo Solutions retained UBS as its financial advisor. In the complaint, UBS alleges that TiVo Solutions never terminated its Letter Agreement with UBS and, as a result, TiVo Solutions breached its obligations to UBS by (i) not paying UBS's annual retainer fee of $0.3 million for an unspecified number of years, but totaling an amount of $1.4 million, including unpaid retainer fees and out-of-pocket expenses, and (ii) by not considering or retaining UBS as TiVo Solutions' financial advisor in connection with its merger with Rovi, of which UBS alleges TiVo Solutions owes it a fee of $14.5 million (the amount TiVo Solutions paid its financial advisor for the merger). The Company intends to vigorously defend against this litigation.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

On February 14, 2017, TiVo Corporation's Board of Directors declared a quarterly dividend of $0.18 per share, payable on March 15, 2017 to stockholders of record on March 1, 2017.