Form 10-Q
period 2017-03-31
TiVo Corp
filed 2017-05-03
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(in thousands)	Outstanding as of
Class	April 28, 2017
Common Stock	121,083

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$187,636	$192,627
Short-term marketable securities	103,307	117,084
Accounts receivable, net	174,832	147,142
Inventory	11,563	13,186
Prepaid expenses and other current assets	35,239	37,400
Total current assets	512,577	507,439
Long-term marketable securities	122,655	128,929
Property and equipment, net	45,716	48,372
Intangible assets, net	767,612	806,838
Goodwill	1,813,691	1,812,118
Other long-term assets	21,333	17,147
Total assets	$3,283,584	$3,320,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$226,648	$226,451
Deferred revenue	45,286	49,145
Current portion of long-term debt	7,000	7,000
Total current liabilities	278,934	282,596
Taxes payable, less current portion	4,966	4,893
Deferred revenue, less current portion	44,039	43,545
Long-term debt, less current portion	969,827	967,732
Deferred tax liabilities, net	78,283	77,454
Other long-term liabilities	34,104	34,987
Total liabilities	1,410,153	1,411,207
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 122,106 shares issued and 121,130 shares outstanding as of March 31, 2017; and 120,526 shares issued and 120,061 shares outstanding as of December 31, 2016	121	121
Treasury stock, 976 shares and 465 shares at March 31, 2017 and December 31, 2016, respectively, at cost	(19,267)	(9,646)
Additional paid-in capital	3,286,905	3,280,905
Accumulated other comprehensive loss	(4,972)	(7,049)
Accumulated deficit	(1,389,356)	(1,354,695)
Total stockholders’ equity	1,873,431	1,909,636
Total liabilities and stockholders’ equity	$3,283,584	$3,320,843

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues, net:
Licensing, services and software	$190,550	$118,011
Hardware	15,214	373
Total Revenues, net	205,764	118,384
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	42,306	22,308
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	14,221	229
Research and development	48,922	22,064
Selling, general and administrative	53,949	36,687
Depreciation	5,472	4,234
Amortization of intangible assets	41,700	19,132
Restructuring and asset impairment charges	4,539	2,333
Total costs and expenses	211,109	106,987
Operating (loss) income	(5,345)	11,397
Interest expense	(10,264)	(10,531)
Interest income and other, net	(63)	(17)
Income (loss) on interest rate swaps	521	(13,087)
Loss on debt extinguishment	(108)	—
Loss on debt modification	(929)	—
Litigation settlement	(12,906)	—
Loss before income taxes	(29,094)	(12,238)
Income tax expense	5,567	5,414
Net loss	$(34,661)	$(17,652)

Basic earnings (loss) per share	$(0.29)	$(0.22)
Weighted average shares used in computing basic per share amounts	118,813	81,375

Diluted earnings (loss) per share	$(0.29)	$(0.22)
Weighted average shares used in computing diluted per share amounts	118,813	81,375

Dividends declared per share	$0.18	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(34,661)	$(17,652)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,855	973
Unrealized gains on marketable securities	222	527
Other comprehensive income, net of tax	2,077	1,500
Comprehensive loss	$(32,584)	$(16,152)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(34,661)	$(17,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,472	4,234
Amortization of intangible assets	41,700	19,132
Amortization of convertible note discount and note issuance costs	3,628	3,445
Restructuring and asset impairment charges	4,539	2,333
Equity-based compensation	14,025	8,438
Change in fair value of interest rate swaps	(2,786)	11,002
Loss on debt extinguishment	108	—
Loss on debt modification	929	—
Loss on litigation settlement	12,906	—
Deferred income taxes	736	939
Other operating, net	549	622
Changes in operating assets and liabilities:
Accounts receivable	(27,997)	(11,445)
Inventory	1,623	202
Prepaid expenses and other current assets and other long-term assets	(2,537)	(13,919)
Accounts payable and accrued expenses and other long-term liabilities	(34,884)	(14,065)
Accrued income taxes	282	(1,472)
Deferred revenue	(3,365)	(840)
Net cash used in operating activities	(19,733)	(9,046)
Cash flows from investing activities:
Payments for purchase of short- and long-term marketable securities	(72,371)	(31,879)
Proceeds from sales or maturities of short- and long-term marketable securities	92,221	22,798
Payments for purchase of property and equipment	(7,100)	(10,732)
Payments for purchase of patents	(1,750)	(2,500)
Return of cash paid for TiVo Acquisition	25,143	—
Other investing, net	(29)	(17)
Net cash provided by (used in) investing activities	36,114	(22,330)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	681,552	—
Principal payments on long-term debt	(684,250)	(1,750)
Payments for dividends	(21,662)	—
Payments for deferred holdback	—	(750)
Payments for withholding taxes related to net settlement of restricted stock units	(9,621)	(3,750)
Proceeds from exercise of employee stock options and employee stock purchase plan	11,721	7,215
Net cash (used in) provided by financing activities	(22,260)	965
Effect of exchange rate changes on cash and cash equivalents	888	579
Net decrease in cash and cash equivalents	(4,991)	(29,832)
Cash and cash equivalents at beginning of period	192,627	101,675
Cash and cash equivalents at end of period	$187,636	$71,843

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

Basis of Presentation and Principles of Consolidation

Rovi is the predecessor registrant to TiVo Corporation and therefore, for periods prior to the TiVo Acquisition Date, the Condensed Consolidated Financial Statements reflect the financial position, results of operations and cash flows of Rovi. As used herein, the “Company” refers to Rovi when referring to periods prior to and including the TiVo Acquisition Date and to TiVo Corporation when referring to periods subsequent to the TiVo Acquisition Date. The Company’s results of operations include the operations of TiVo Solutions after the TiVo Acquisition Date. See Note 2 for additional information on the TiVo Acquisition.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are considered necessary to present fairly the results for the periods presented.

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2017, for any future year, or for any other future interim period.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of TiVo Corporation and subsidiaries and affiliates in which the Company has a controlling financial interest after the elimination of intercompany accounts and transactions.

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

Concentrations of Risk

Customers representing 10% or more of Total Revenues, net were as follows:

	Three Months Ended March 31,
	2017	2016
AT&T Inc. ("AT&T")	14%	13%

Substantially all of the Company's revenue from AT&T is reported in the Intellectual Property Licensing segment.

Customers representing 10% or more of Accounts receivable, net were as follows.

	March 31, 2017	December 31, 2016
AT&T	22%	15%
DISH Network LLC	16%	(1)
Virgin Media Inc.	(1)	13%

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

Recent Accounting Pronouncements

Standards Recently Adopted

In January 2017, the Financial Accounting Standards ("FASB") simplified the goodwill impairment test by eliminating its second step. Pursuant to the simplified test, an entity performs its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company elected to early adopt the simplified test. Application of this guidance on January 1, 2017 did not have an effect on the Condensed Consolidated Financial Statements.

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, presenting certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of nonvested awards as they occur. Application of this guidance on January 1, 2017 increased the Company's deferred tax assets and the related valuation allowance by $70.1 million, resulting in no material effect on the Condensed Consolidated Financial Statements. On adoption, the Company did not change its accounting policy of estimating forfeitures for nonvested awards.

In March 2016, the FASB clarified the assessment of whether contingent options that can accelerate the payment of principal on debt instruments requires bifurcation as an embedded derivative. The amendments require a contingent option embedded in a debt instrument to be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. Application of the clarified guidance on January 1, 2017 did not have an effect on the Condensed Consolidated Financial Statements.

In July 2015, the FASB changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value for entities that do not use the last-in, first-out ("LIFO") or retail inventory method. The changes also eliminated the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory for entities that do not use the LIFO or retail inventory method. Application of the changed measurement principle for inventory on January 1, 2017 did not have an effect on the Condensed Consolidated Financial Statements.

Standards Pending Adoption

In March 2017, the FASB shortened the amortization period for certain callable debt securities held at a premium to the earliest call date. Application of the shortened amortization period is effective for the Company in the first quarter of 2019 on a modified retrospective basis, with early application permitted. The Company does not expect application of the shortened amortization period to have a material effect on its Condensed Consolidated Financial Statements.

In January 2017, the FASB clarified the definition of a business. The clarified guidance provides a more defined framework to use in determining when a set of assets and activities constitute a business. The clarified definition is effective for the Company in the first quarter of 2018 on a prospective basis, with early application permitted. The Company does not expect application of the clarified definition of a business to have a material effect on its Condensed Consolidated Financial Statements.

In October 2016, the FASB amended its guidance on the tax effects of intra-entity transfers of assets other than inventory. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for the Company in the first quarter of 2018 and is required to be applied on a modified retrospective basis. Early application is permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In August 2016, the FASB issued clarifying guidance on the presentation of eight specific cash flow issues for which previous guidance was either unclear or not specific. The clarified guidance is effective for the Company in the first quarter of 2018 and is required to be applied on a retrospective basis. Early application is permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach, with early application permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements and expects that its existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets.

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

While the Company has not finalized its evaluation of the impact that the amended revenue recognition guidance will have on its Condensed Consolidated Financial Statements, the Company expects that revenue from both its fixed-fee and per-unit intellectual property licensees will be impacted. Under the amended revenue recognition standard, the Company may be required to recognize a substantial portion of license fees under a fixed-fee intellectual property license agreement at inception of the agreement, as opposed to recognizing the license fees ratably over the license term, which is its practice in accordance with existing U.S. GAAP. This could impact revenue recognition for all fixed-fee intellectual property license agreements, including certain fixed-fee agreements that license the Company's existing intellectual property portfolio and intellectual property that is added to the Company's portfolio during the term of the license. In addition, in accordance with existing U.S. GAAP, the Company currently recognizes revenue from per-unit royalty licenses with consumer electronic manufacturers and third party IPG providers in the period the licensee reports its sales, which is generally in the quarter after the underlying sales occurred. On adoption of the amended revenue recognition guidance, per-unit royalties are recognized as revenue during the period in which the licensee's sales are estimated to have occurred, which results in an adjustment to revenue when actual amounts are subsequently reported by the Company's licensees. In addition, some deferred revenue recognized in accordance with existing U.S. GAAP could be eliminated as part of the effect of adoption. The Company has not selected a transition approach.

(2) Acquisitions

TiVo Acquisition

On September 7, 2016, Rovi completed its acquisition of TiVo Solutions, a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions. On the TiVo Acquisition Date, each issued and outstanding share of TiVo Solutions common stock (other than shares of TiVo Solutions common stock held by those TiVo Solutions stockholders who had properly demanded and not waived or withdrawn appraisal rights under Delaware law as further discussed below) automatically converted into the right to receive $2.75 per share in cash and 0.3853 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of TiVo Corporation common stock. As the employee restricted stock awards, stock options and performance-based restricted stock awards remained outstanding after the TiVo Acquisition Date, employee holders were not eligible for the cash component of the merger consideration and the number of TiVo Corporation restricted stock awards or stock options delivered at the TiVo Acquisition Date was based on an exchange ratio of 0.5186.

TiVo Solutions' results of operations and cash flows have been included in the Condensed Consolidated Financial Statements for periods subsequent to September 7, 2016. For the three months ended March 31, 2017, TiVo Corporation's results include revenue and operating loss from TiVo Solutions of $84.8 million and $9.7 million, respectively.

Preliminary Purchase Price

In November 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares") in the Delaware Court of Chancery. See Note 10 for additional information about the claims asserted by the Dissenting Holders.

As of December 31, 2016, $79.0 million was included in the aggregate merger consideration based on 9.1 million Dissenting Shares assuming a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.5 million shares of TiVo Corporation common stock. In addition, on the TiVo Acquisition Date, TiVo Corporation paid the cash portion of the merger consideration related to the Dissenting Shares, which was $2.75 per share, to an account held by the exchange agent in the TiVo Acquisition. As of December 31, 2016, the exchange agent in the TiVo Acquisition was holding $25.3 million in cash, substantially all of which related to the Dissenting Holders.

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a Litigation settlement loss of $12.9 million was recognized in the Condensed Consolidated Statements of Operations. The Litigation settlement loss represents the settlement amount in excess of the amount due to the Dissenting Holders as merger consideration. The accrued merger consideration is presented in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

Purchase Price Allocation

The Condensed Consolidated Financial Statements have been prepared using the acquisition method of accounting under U.S. GAAP with Rovi treated as the acquirer of TiVo Solutions for accounting purposes. Under the acquisition method of accounting, the purchase consideration delivered by TiVo Corporation to complete the acquisition was generally allocated to the assets acquired and liabilities assumed based on their fair value at the TiVo Acquisition Date. TiVo Corporation has made significant estimates and assumptions in determining the preliminary fair value of the assets acquired and liabilities assumed based on discussions with TiVo Solutions’ management and TiVo Corporation’s informed insights into the industries in which TiVo Solutions competes. To complete the allocation of the purchase price to the assets acquired and liabilities assumed at their TiVo Acquisition Date fair value, the measurement of the purchase price, the measurement of certain pre-acquisition contingencies and income tax returns for TiVo Solutions for the period prior to the TiVo Acquisition Date must be completed. As a result, as of March 31, 2017, the purchase price and purchase price allocation are preliminary and subject to change.

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

Changes to the purchase price allocation for the period from December 31, 2016 to March 31, 2017 were as follows (in thousands):

	December 31, 2016	Adjustments	March 31, 2017
Goodwill	$468,330	$1,357	$469,687
Accounts payable and accrued expenses and other long-term liabilities	(73,456)	(1,200)	(74,656)
Deferred tax liabilities, net	(97,305)	(157)	(97,462)
Total merger consideration	1,129,726	—	1,129,726

If the measurement period adjustments had been recognized as of the TiVo Acquisition Date, their effect on Net loss for the three months ended March 31, 2017 would have been immaterial.

Unaudited Pro Forma Information

The following unaudited pro forma financial information (in thousands, except per share amounts) has been adjusted to give effect to the TiVo Acquisition as if it were consummated on January 1, 2015. The unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations that would have been reported had the TiVo Acquisition occurred on January 1, 2015 and should not be taken as representative of future results of operations of the combined company.

Three Months Ended March 31,
2016
Total Revenues, net	$203,442
Net loss	$(58,216)
Basic earnings (loss) per share	$(0.50)
Diluted earnings (loss) per share	$(0.50)

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

(3) Discontinued Operations and Assets Held for Sale

DivX and MainConcept

During the fourth quarter of 2013, the Company determined it would pursue selling its DivX and MainConcept businesses. DivX and MainConcept were providers of high-quality video compression-decompression software and a software library that enabled the distribution of content across the internet and through recordable media, in either physical or streamed forms. On March 31, 2014, the Company sold its DivX and MainConcept businesses for $52.5 million in cash, plus up to $22.5 million in additional payments based on the achievement of certain revenue milestones over the three years following the acquisition. In the three years following the acquisition of DivX and MainConcept, no additional payments were received as the revenue milestones were not satisfied.

(4) Financial Statement Details

Accounts receivable, net (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable, gross	$176,952	$149,105
Less: Allowance for doubtful accounts	(2,120)	(1,963)
Accounts receivable, net	$174,832	$147,142

Inventory (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,298	$1,595
Finished goods	8,265	11,591
Inventory	$11,563	$13,186

Property and equipment, net (in thousands):

	March 31, 2017	December 31, 2016
Computer software and equipment	$138,720	$136,776
Leasehold improvements	26,749	26,201
Furniture and fixtures	6,954	6,627
Property and equipment, gross	172,423	169,604
Less: Accumulated depreciation and amortization	(126,707)	(121,232)
Property and equipment, net	$45,716	$48,372

Accounts payable and accrued expenses (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$9,236	$29,218
Accrued compensation and benefits	22,238	54,571
Accrual for merger consideration	117,030	78,981
Other accrued liabilities	78,144	63,681
Accounts payable and accrued expenses	$226,648	$226,451

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$27,384	$—	$—	$27,384
Cash equivalents - Money market funds	160,252	—	—	160,252
Cash and cash equivalents	$187,636	$—	$—	$187,636

Auction rate securities	$10,800	$—	$(324)	$10,476
Corporate debt securities	96,722	9	(124)	96,607
Foreign government obligations	2,246	—	(8)	2,238
U.S. Treasuries / Agencies	116,886	8	(253)	116,641
Marketable securities	$226,654	$17	$(709)	$225,962
Cash, cash equivalents and marketable securities				$413,598

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,969	$—	$—	$50,969
Cash equivalents - Money market funds	141,658	—	—	141,658
Cash and cash equivalents	$192,627	$—	$—	$192,627

Auction rate securities	$10,800	$—	$(432)	$10,368
Corporate debt securities	106,128	8	(215)	105,921
Foreign government obligations	2,246	—	(8)	2,238
U.S. Treasuries / Agencies	127,734	14	(262)	127,486
Marketable securities	$246,908	$22	$(917)	$246,013
Cash, cash equivalents and marketable securities				$438,640

The Company attributes unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities are comprised solely of AAA-rated federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.

As of March 31, 2017, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$103,391	$103,307
Due in 1-2 years	112,463	112,179
Due in more than 2 years	10,800	10,476
Total	$226,654	$225,962

As of March 31, 2017 and December 31, 2016, non-marketable equity securities accounted for under the equity method had a carrying amount of $1.7 million and $1.6 million, respectively, and non-marketable equity securities accounted for under the cost method had a carrying amount of $2.7 million and $2.7 million, respectively. We periodically review our non-marketable equity securities for potential impairment. No impairments were recognized for the three months ended March 31, 2017 and 2016.

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
Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	March 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$160,252	$160,252	$—	$—
Short-term marketable securities
Corporate debt securities	71,943	—	71,943	—
U.S. Treasuries / Agencies	31,364	—	31,364	—
Long-term marketable securities
Auction rate securities	10,476	—	—	10,476
Corporate debt securities	24,664	—	24,664	—
Foreign government obligations	2,238	—	2,238	—
U.S. Treasuries / Agencies	85,277	—	85,277	—
Total Assets	$386,214	$160,252	$215,486	$10,476
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(2,103)	$—	$—	$(2,103)
Other long-term liabilities
Cubiware contingent consideration	(3,001)	—	—	(3,001)
Interest rate swaps	(17,165)	—	(17,165)	—
Total Liabilities	$(22,269)	$—	$(17,165)	$(5,104)

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$141,658	$141,658	$—	$—
Short-term marketable securities
Corporate debt securities	76,568	—	76,568	—
U.S. Treasuries / Agencies	40,516	—	40,516	—
Long-term marketable securities
Auction rate securities	10,368	—	—	10,368
Corporate debt securities	29,353	—	29,353	—
Foreign government obligations	2,238	—	2,238	—
U.S. Treasuries / Agencies	86,970	—	86,970	—
Total Assets	$387,671	$141,658	$235,645	$10,368
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(1,988)	$—	$—	$(1,988)
Interest rate swaps	(648)	—	(648)	—
Other long-term liabilities
Cubiware contingent consideration	(3,285)	—	—	(3,285)
Interest rate swaps	(19,303)	—	(19,303)	—
Total Liabilities	$(25,224)	$—	$(19,951)	$(5,273)

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three months ended March 31, 2017 and 2016, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended March 31,
	2017		2016
	Auction rate securities	Cubiware contingent consideration	Auction rate securities
Balance at beginning of period	$10,368	$(5,273)	$10,260
Gain included in earnings	—	169	—
Unrealized gains (losses) included in other comprehensive income	108	—	(108)
Balance at end of period	$10,476	$(5,104)	$10,152

The Gain included in earnings related to the Cubiware contingent consideration liability for the three months ended March 31, 2017 is included in Selling, general and administrative expense as a $324 thousand gain related to remeasurement of the Cubiware contingent consideration, offset in part by $155 thousand of Interest expense related to accretion of the liability to future value.

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

The fair value of contingent consideration liabilities related to acquisitions is estimated utilizing a probability-weighted discounted cash flow analysis based on the terms of the underlying purchase agreement. The significant unobservable inputs used in calculating the fair value of contingent consideration liabilities related to acquisitions include financial performance scenarios, the probability of achieving those scenarios and the discount rate.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$301,107	$331,752	$297,646	$349,140
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	675,672	680,750	677,038	686,766
Total Long-term debt	$976,827	$1,012,550	$974,732	$1,035,954

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

(7) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill were as follows (in thousands):

	Intellectual Property Licensing	Product	Total
December 31, 2016	$1,291,120	$520,998	$1,812,118
TiVo Acquisition	309	1,048	1,357
Foreign currency translation	—	216	216
March 31, 2017	$1,291,429	$522,262	$1,813,691

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

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2017
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,033,371	$(609,141)	$424,230
Existing contracts and customer relationships	402,462	(83,001)	319,461
Content databases and other	59,587	(49,666)	9,921
Trademarks / Tradenames	8,300	(8,300)	—
Total Finite-lived	1,503,720	(750,108)	753,612
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,517,720	$(750,108)	$767,612

	December 31, 2016
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,031,280	$(586,800)	$444,480
Existing contracts and customer relationships	402,143	(64,123)	338,020
Content databases and other	59,390	(49,052)	10,338
Trademarks / Tradenames	8,300	(8,300)	—
Total Finite-lived	1,501,113	(708,275)	792,838
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,515,113	$(708,275)	$806,838

Patent Acquisitions

In March 2017, the Company purchased a portfolio of patents for $1.8 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

In January 2016, the Company purchased a portfolio of patents for $2.5 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

Future Amortization

As of March 31, 2017, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2017	$124,786
2018	147,189
2019	109,752
2020	108,936
2021	66,175
Thereafter	196,774
Total	$753,612

(8) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Future minimum lease payments, net	$761	$214
Severance costs	2,429	388
Share-based payments	1,345	—
Contract termination costs	4	1,279
Asset impairment	—	452
Restructuring and asset impairment charges	$4,539	$2,333

Accrued restructuring costs were as follows (in thousands):

	March 31, 2017	December 31, 2016
Future minimum lease payments, net	$1,329	$758
Severance costs	2,836	3,796
Contract termination costs	100	183
Accrued restructuring costs	$4,265	$4,737

We expect a substantial portion of the Accrued restructuring costs, including those associated with the TiVo Acquisition, to be paid at various dates through December 31, 2017.

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing its integration plans which are intended to realize operational synergies between Rovi and TiVo Solutions. As a result of these integration plans, TiVo Corporation expects to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities related to the TiVo Integration Restructuring Plan for the three months ended March 31, 2017 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Future minimum lease payments, net	$224	$761	$—	$—	$275	$1,260
Severance costs	3,504	2,579	(3,479)	—	(46)	2,558
Share-based payments	—	1,345	—	(1,345)	—	—
Contract termination costs	63	4	(67)	—	—	—
Total	$3,791	$4,689	$(3,546)	$(1,345)	$229	$3,818

Legacy TiVo Solutions Restructuring Plans

In the three months ended March 31, 2017, certain termination benefits expired that were offered by TiVo Solutions in connection with the elimination of a number of positions prior to the TiVo Acquisition Date. As a result of these termination benefits expiring unused, Restructuring and asset impairment charges recognized for the three months ended March 31, 2017 were reduced by $150 thousand. As of March 31, 2017, the Legacy TiVo Solutions Restructuring Plans were completed and no Accrued restructuring costs are included in the Condensed Consolidated Balance Sheets related to these actions.

Legacy Rovi Restructuring Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities, including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the new corporate headquarters, and eliminated a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.3 million were recognized in the three months ended March 31, 2016.

As of March 31, 2017, Accrued restructuring costs of $0.4 million are included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plans.

(9) Debt and Interest Rate Swaps

A summary of the Company's financing arrangements was as follows (dollars in thousands):

				March 31, 2017		December 31, 2016
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$301,107	$345,000	$297,646
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	680,750	675,672	682,500	677,038
Total Long-term debt				$1,025,798	976,827	$1,027,548	974,732
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$969,827		$967,732

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. As of March 31, 2017, the 2020 Convertible Notes are convertible at a conversion rate of 34.9200 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of 28.6369 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation.

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

On conversion, a holder will receive the conversion value of the 2020 Convertible Notes converted based on the conversion rate multiplied by the volume-weighted average price of TiVo Corporation’s common stock over a specified observation period. On conversion, Rovi will pay cash up to the aggregate principal of the 2020 Convertible Notes converted and deliver shares of TiVo Corporation’s common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal of the 2020 Convertible Notes being converted.

The conversion rate is subject to adjustment in certain events, including certain events that constitute a "Make-Whole Fundamental Change" (as defined in the 2015 Indenture). In addition, if Rovi undergoes a "Fundamental Change" (as defined in the 2015 Indenture) prior to March 1, 2020, holders may require Rovi to repurchase for cash all or a portion of the 2020 Convertible Notes at a repurchase price equal to 100% of the principal of the repurchased 2020 Convertible Notes, plus accrued and unpaid interest. The conversion rate is also subject to customary anti-dilution adjustments.

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

TiVo Corporation has separately accounted for the liability and equity components of the 2020 Convertible Notes. The initial carrying amount of the liability component was calculated by estimating the value of the 2020 Convertible Notes using TiVo Corporation’s estimated non-convertible borrowing rate of 4.75% at the time the instrument was issued. The carrying amount of the equity component, representing the value of the conversion option, was determined by deducting the liability component from the principal of the 2020 Convertible Notes. The difference between the principal of the 2020 Convertible Notes and the liability component is considered a debt discount which is being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. The equity component of the 2020 Convertible Notes was recorded as a component of Additional paid-in capital in the Condensed Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification. Related to the 2020 Convertible Notes, the Condensed Consolidated Balance Sheets included the following (in thousands):

	March 31, 2017	December 31, 2016
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(39,038)	(42,144)
Less: Unamortized debt issuance costs	(4,855)	(5,210)
Carrying amount	$301,107	$297,646

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stated interest	$431	$431
Amortization of debt discount	3,106	2,965
Amortization of debt issuance costs	355	321
Total interest expense	$3,892	$3,717

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

Concurrent with the issuance of the 2020 Convertible Notes, Rovi received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at a strike price of $40.1450 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. As of March 31, 2017, the 2021 Convertible Notes are convertible at a conversion rate of 21.8178 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of 38.7620 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation.

TiVo Solutions can settle the 2021 Convertible Notes in cash, shares of common stock, or any combination thereof pursuant to the 2014 Indenture. Subject to certain exceptions, holders may require TiVo Solutions to repurchase, for cash, all or part of their 2021 Convertible Notes upon a “Fundamental Change” (as defined in the 2014 Indenture) at a price equal to

100% of the principal amount of the 2021 Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2014 Indenture). In addition, on a “Make-Whole Fundamental Change” (as defined in the 2014 Indenture) prior to the maturity date of the 2021 Convertible Notes, TiVo Solutions will, in some cases, increase the conversion rate for a holder that elects to convert its 2021 Convertible Notes in connection with such Make-Whole Fundamental Change.

Senior Secured Credit Facility

On July 2, 2014, Rovi Corporation, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). After the completion of the TiVo Acquisition, TiVo Corporation became a guarantor under the Credit Agreement. The Credit Agreement provided for a (i) five-year $125.0 million term loan A facility (“Term Loan Facility A”), (ii) seven-year $700.0 million term loan B facility (“Term Loan Facility B” and together with Term Loan Facility A, the “Term Loan Facility”) and (iii) five-year $175.0 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). In September 2015, Rovi made a voluntary principal prepayment to extinguish Term Loan Facility A and elected to terminate the Revolving Facility.

Prior to the refinancing described below, loans under Term Loan Facility B bore interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum.

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. The borrowing terms for Refinancing Agreement No. 1 are substantially similar to the borrowing terms of Term Loan Facility B. However, loans under Refinancing Agreement No. 1 bear interest, at the borrower's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum. Refinancing Agreement No. 1 requires quarterly principal payments of $1.75 million through June 2021, with any remaining balance payable in July 2021. Refinancing Agreement No. 1 is part of the Senior Secured Credit Facility.

The refinancing of Term Loan Facility B resulted in a Loss on debt extinguishment of $0.1 million and a Loss on debt modification of $0.9 million for the three months ended March 31, 2017. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows were not substantially different were accounted for as a debt modification.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. The Company may be required to make an additional payment on the Term Loan Facility each February. This payment is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. No additional payment was required in February 2017.

Debt Maturities

As of March 31, 2017, aggregate expected future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2017	$5,250
2018	7,000
2019 (1)	352,000
2020	7,000
2021	654,548
Total	$1,025,798

(1)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as Income (loss) on interest rate swaps in the Condensed Consolidated Statements of Operations. Amounts are presented in the Condensed Consolidated Balance Sheets after considering the right of offset and the effect of master netting agreements. During the three months ended March 31, 2017 and 2016, the Company recorded a gain of $0.5 million and a loss of $13.1 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	March 31, 2017	December 31, 2016	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
May 2012	April 2014	March 2017	$—	$215,000	(1)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company pays a fixed interest rate which gradually increased from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ended in March 2017.

(10) Commitments and Contingencies

Purchase Commitments

In August 2016, Rovi entered into a 10-year patent license agreement with DISH Network L.L.C. (“DISH”). Under the license agreement, DISH will pay Rovi for the period beginning on April 5, 2016 based on a monthly, per-subscriber fee, consistent with Rovi’s existing licensing program for its largest pay TV providers. In addition, DISH agreed to provide TiVo Inc. with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million in the aggregate, of which $15.0 million was paid in the fourth quarter of 2016 with the remainder due by the end of the third quarter of 2017. The TiVo Solutions release and covenant transaction is being recognized as a reduction to revenue over the license term in the Condensed Consolidated Statements of Operations. No changes were made to the prior, existing patent settlement between EchoStar, DISH Network Corporation, and TiVo Solutions as a result of this agreement.

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2017, the Company had total purchase commitments for inventory of $11.4 million, of which $1.6 million was accrued in the Condensed Consolidated Balance Sheets.

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

The term of the Company's indemnification obligations is generally perpetual. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, some license agreements, including those with the Company's largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements.

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

Legal Proceedings

The Company is involved in various lawsuits, claims and proceedings, including those identified below, consisting of intellectual property, commercial, securities and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The Company believes it has recorded adequate provisions for any such matters and, as of March 31, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Legal costs are expensed as incurred. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements.

On November 15, 2016, Driehaus Appraisal Litigation Fund, L.P., Driehaus Companies Profit Sharing Plan and Trust, and Richard H. Driehaus IRA (the “Driehaus Entities”) filed a petition for appraisal pursuant to Section 262 of the Delaware General Corporation Law ("Section 262") in the Court of Chancery of the State of Delaware covering a total of 1.9 million shares of common stock of TiVo Solutions in connection with the TiVo Acquisition. Additionally, on November 15, 2016, Fir Tree Value Master Fund L.P. and Fir Tree Capital Opportunity Master Fund L.P. (the “Fir Tree Entities” and together with the Driehaus Entities, the “Appraisal Petitioners”) filed a petition for appraisal pursuant to Section 262 in the Court of Chancery of the State of Delaware covering a total of 7.2 million shares of common stock of TiVo Solutions in connection with the TiVo Acquisition. On January 11, 2017, the Court of Chancery consolidated the two petitions into a consolidated action entitled In re

Appraisal of TiVo, Inc., C.A. No. 12909-CB (Del. Ch.). The Appraisal Petitioners were also seeking the payment of their costs and attorneys’ fees. As discussed in Note 2, on March 27, 2017, TiVo Corporation executed a settlement agreement with the Dissenting Holders to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017.

On January 27, 2017, UBS Securities LLC ("UBS") filed a complaint against TiVo Solutions alleging TiVo Solutions breached its contractual obligations to UBS under a September 14, 2010 letter agreement (the "Letter Agreement") whereby TiVo Solutions retained UBS as its financial advisor. In the complaint, UBS alleged that TiVo Solutions never terminated its Letter Agreement with UBS and, as a result, TiVo Solutions breached its obligations to UBS by (i) not paying UBS's annual retainer fee of $0.3 million for an unspecified number of years, but totaling an amount of $1.4 million, including unpaid retainer fees and out-of-pocket expenses, and (ii) not considering or retaining UBS as TiVo Solutions' financial advisor in connection with its merger with Rovi, for which UBS alleged TiVo Solutions owed it a fee of $14.5 million (the amount TiVo Solutions paid its financial advisor for the merger). The Company and UBS settled this matter in May 2017 for $0.7 million, to be paid in a combination of a current cash payment and potential future service fees.

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

The number of shares used to calculate Basic EPS and Diluted EPS were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average shares used in computing basic per share amounts	118,813	81,375
Dilutive effect of equity-based compensation awards	—	—
Weighted average shares used in computing diluted per share amounts	118,813	81,375

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	3,655	3,657
Restricted awards	4,657	2,799
2020 Convertible Notes (1)	12,047	11,936
2021 Convertible Notes (1)	1	—
Warrants related to 2020 Convertible Notes (1)	11,936	11,936
Weighted average potential shares excluded from the calculation of Diluted EPS	32,296	30,328

(1)	See Note 9 for additional details.

For the three months ended March 31, 2017 and 2016, 0.7 million weighted average performance-based restricted stock units and 0.8 million weighted average performance-based restricted stock and restricted stock units, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.6369 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $18.75 per share on March 31, 2017, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $28.6369 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 9 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 9 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $40.1450 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. As of March 31, 2017, the Company had $150.0 million of stock repurchase authorization remaining.

The Company issues restricted stock units as part of the equity incentive plans described in Note 12. For the majority of restricted stock units, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted stock units are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the three months ended March 31, 2017 and 2016, the Company withheld 0.5 million and 0.2 million shares of common stock to satisfy $9.6 million and $3.8 million of required withholding taxes, respectively.

Dividend

On February 14, 2017, TiVo Corporation's Board of Directors declared a cash dividend of $0.18 per share, payable on March 15, 2017, to stockholders of record on March 1, 2017.

Section 382 Transfer Restrictions

On September 7, 2016, upon the effective time of the TiVo Acquisition, the Company’s certificate of incorporation was amended and restated to include certain transfer restrictions intended to preserve tax benefits related to the net operating loss carryforwards (“NOLs”) of the Company pursuant to Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), that apply to transfers made by 5% stockholders, transferees related to a 5% stockholder, transferees acting in coordination with a 5% stockholder, or transfers that would result in a stockholder becoming a 5% stockholder. If the Company experiences an “ownership change,” as defined in Section 382 of the Code, its ability to fully utilize the NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits. These transfer restrictions are intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 5% or more of the Company's outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Company's Board of Directors. Such transfer restrictions will expire on the earlier of (i) the repeal of Section 382 or any successor statute if the Company’s Board of Directors determines that such restrictions are no longer necessary or desirable for the preservation of certain tax benefits, (ii) the beginning of a taxable year to which the Company’s Board of Directors determines that no tax benefits may be carried forward or (iii) the end of the day on September 7, 2019, three years from the effective time of the TiVo Acquisition when the Company’s certificate of incorporation was amended and restated to include certain transfer restrictions. The Company conducted a stockholder advisory vote with respect to the maintenance of such transfer restrictions in its certificate of incorporation at its 2017 Annual Meeting of Stockholders and the stockholders approved of such transfer restrictions.

(12) Equity-based Compensation

Stock Options and Restricted Awards

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). As of March 31, 2017, the Company had 29.9 million shares reserved and 13.9 million shares available for issuance under the Rovi 2008 Plan. The Rovi 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). Stock options assumed from the TiVo 2008 Plan generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter or vesting monthly over the four year vesting period. Stock options assumed from TiVo 2008 Plan generally have a contractual term of seven years. Restricted stock awards assumed from the TiVo 2008 Plan are generally subject to a three year vesting period, with 17% of the award vesting every six months. As of March 31, 2017, there were 3.8 million shares reserved and 3.8 million shares available for future grant under the TiVo 2008 Plan. The Company has amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the Titan Equity Incentive Award Plan for purposes of awards granted following the closing of the TiVo Acquisition.

The Company also grants performance-based restricted stock units to certain of its senior officers for three-year performance periods. Vesting in the awards is subject to either performance conditions or a market condition as well as a three-year service period. Depending on the level of achievement, the maximum number of shares that could be issued on vesting could be up to 200% of the target number of performance-based restricted stock units granted.

For awards subject to performance conditions, the fair value per award is fixed at the grant date; however, the amount of compensation expense is adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and a target Adjusted EBITDA (defined in Note 14) margin, with compensation expense based on the number of shares ultimately issued. For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of the relative Total Shareholder Return metric.

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period.

As of March 31, 2017, the Company had 6.4 million shares of common stock reserved and available for issuance under the ESPP.

Valuation Techniques and Assumptions

The Company uses the Black-Scholes-Merton option-pricing formula to estimate the fair value of stock options and ESPP shares. The fair value of stock options and ESPP shares is estimated on the grant date using complex and subjective inputs, such as the expected volatility of the Company's common stock over the expected term of the award and projected employee exercise behavior. For restricted awards subject to service or performance conditions granted prior to February 14, 2017, fair value was estimated as the price of the Company's common stock at the close of trading on the date of grant. As restricted awards subject to service or performance conditions granted after February 14, 2017 are not dividend-protected, fair value is estimated as the price of the Company's common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period. A Monte Carlo simulation is used to estimate the fair value of restricted stock units subject to market conditions.

Assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended March 31,
	2017	2016
Stock options:
Expected volatility	N/A	55.7%
Expected term	N/A	4.1 years
Risk-free interest rate	N/A	1.2%
Expected dividend yield	N/A	0.0%
ESPP shares:
Expected volatility	41.7%	60.9%
Expected term	1.3 years	1.3 years
Risk-free interest rate	1.0%	0.6%
Expected dividend yield	0.0%	0.0%
Restricted stock units subject to market conditions:
Expected volatility	N/A	55.9%
Expected term	N/A	3.0 years
Risk-free interest rate	N/A	1.0%
Expected dividend yield	N/A	0.0%

Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. When historical data is available and relevant, the expected term of the award is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, the Company uses an average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the award at the grant date. For awards granted prior to February 14, 2017, the Company assumed an expected dividend yield of zero as it had not historically paid a dividend. The number of awards expected to vest during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to vest during the requisite service period is recorded as a cumulative effect adjustment in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended March 31,
	2017	2016
Stock options	N/A	$10.30
ESPP shares	$5.92	$7.62
Restricted awards	$18.80	$24.27

Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$14,025	$8,438
Pre-tax equity-based compensation, included in restructuring expense	$1,345	$—

As of March 31, 2017, there was $59.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.0 years.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the three months ended March 31, 2017 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	5,162	$21.80
Granted	176	$18.80
Vested	(1,706)	$20.72
Forfeited	(114)	$20.63
Outstanding at end of period	3,518	$20.38

As of March 31, 2017, 2.5 million restricted stock units were unvested, which includes 0.4 million performance-based restricted stock units. As of March 31, 2017, 1.1 million shares of restricted stock were unvested. The aggregate fair value of restricted awards vested during the three months ended March 31, 2017 and 2016 was $32.1 million and $20.2 million, respectively.

Activity under the Company's stock option plans for the three months ended March 31, 2017 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at beginning of period	3,938	$28.21
Exercised	(272)	$14.22
Forfeited and canceled	(688)	$39.31
Outstanding at end of period	2,978	$26.93	2.9 years	$1,030
Vested and expected to vest at March 31, 2017	2,888	$27.05	2.8 years	$1,024
Exercisable at March 31, 2017	2,385	$27.84	2.4 years	$998

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

The aggregate intrinsic value of stock options exercised is the difference between the market price of the shares at the time of exercise and the exercise price of the stock option multiplied by the number of stock options exercised. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $1.4 million and $0.6 million, respectively.

(13) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense.

	Three Months Ended March 31,
	2017	2016
Foreign withholding tax	$4,208	$3,707
State income tax	566	393
Foreign income tax	563	645
Release of deferred tax asset valuation allowance	(152)	—
Change in net deferred tax liabilities	318	460
Change in unrecognized tax benefits	64	209
Income tax expense	$5,567	$5,414

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

(14) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of licensing the Company's patent portfolio to U.S. and international pay-television providers (directly and through their suppliers), mobile device manufacturers, consumer electronics ("CE") manufacturers and over-the-top ("OTT") video providers. The Product segment consists primarily of licensing Company-developed IPG products and services to multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. The Product segment also includes sales of legacy Analog Content Protection, VCR Plus+ and media recognition products.

During the first quarter of 2017, the Company reorganized the presentation of revenue within its Intellectual Property Licensing segment to US Pay TV Providers and Other to better portray its growth strategy. Revenue from US Pay TV Providers includes direct and indirect licensing of multi-channel linear video programming regardless of the particular distribution technology (e.g., cable, satellite or the internet). Specifically, this includes licensing to traditional Pay TV providers and internet-based Pay TV providers based in the U.S. Other revenue includes licensing international Pay TV providers, mobile device manufacturers, CE manufacturers and on-demand OTT video providers. Revenue within the Intellectual Property Licensing segment for prior periods has been reclassified to conform to the current presentation.

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

Segment results were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Intellectual Property Licensing
US Pay TV Providers	$63,344	$33,310
Other	27,377	22,950
Revenues, net	90,721	56,260
Adjusted Operating Expenses (1)	24,187	14,157
Adjusted EBITDA (2)	66,534	42,103
Product
Platform Solutions	88,183	35,484
Software and Services	25,269	20,387
Other	1,591	6,253
Revenues, net	115,043	62,124
Adjusted Operating Expenses (1)	96,996	46,647
Adjusted EBITDA (2)	18,047	15,477
Corporate:
Adjusted Operating Expenses (1)	16,357	12,046
Adjusted EBITDA (2)	(16,357)	(12,046)
Consolidated:
Total Revenues, net	205,764	118,384
Adjusted Operating Expenses (1)	137,540	72,850
Adjusted EBITDA (2)	68,224	45,534
Depreciation	5,472	4,234
Amortization of intangible assets	41,700	19,132
Restructuring and asset impairment charges	4,539	2,333
Equity-based compensation	14,025	8,438
Transaction, transition and integration costs	7,199	—
Earnout amortization	958	—
Reduction of contingent consideration liability	(324)	—
Operating (loss) income	(5,345)	11,397
Interest expense	(10,264)	(10,531)
Interest income and other, net	(63)	(17)
Income (loss) on interest rate swaps	521	(13,087)
Loss on debt extinguishment	(108)	—
Loss on debt modification	(929)	—
Litigation settlement	(12,906)	—
Loss before income taxes	$(29,094)	$(12,238)

(1)
Adjusted Operating Expenses is defined as operating expenses excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, earn-out settlements and changes in contingent consideration.

(2)
Adjusted EBITDA is defined as operating income excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, earn-out settlements and changes in contingent consideration.

(15) Subsequent Event

On April 30, 2017, TiVo Corporation's Board of Directors declared a cash dividend of $0.18 per share, payable on June 20, 2017, to stockholders of record on June 6, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q for TiVo Corporation (the “Company,” “we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including the discussion contained in Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, successfully integrating Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. (“TiVo Solutions”)) following our acquisition of TiVo Inc. on September 7, 2016, realizing planned synergies and cost-savings associated with the TiVo Acquisition, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American service providers and competition in our markets.

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

The following commentary should be read in conjunction with the Condensed Consolidated Financial Statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview of Results

On September 7, 2016 (the "TiVo Acquisition Date"), Rovi Corporation ("Rovi") completed its acquisition of TiVo Inc. (renamed TiVo Solutions Inc. ("TiVo Solutions")), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $1.1 billion (the "TiVo Acquisition"). The TiVo Acquisition created a new company, TiVo Corporation ("TiVo" or the "Company"), which is a global leader in entertainment technology and audience insights. From the interactive program guide ("IPG") to the digital video recorder ("DVR"), we provide innovative products and licensable technologies that enable the world’s leading media and entertainment companies to deliver the ultimate entertainment experience and improve how people find content across a changing media landscape. For further details on the TiVo Acquisition, see Note 2 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Our operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to U.S. and international pay-television providers (directly and through their suppliers), mobile device manufacturers, consumer electronics ("CE") manufacturers and over-the-top ("OTT") video providers. Our broad portfolio of licensable technology patents covers many aspects of content discovery, DVR, video-on-demand (“VOD”), OTT experiences, multi-screen functionality and personalization, as well as interactive applications and advertising. We group our Intellectual Property Licensing revenues into two verticals based primarily on the business of our customer: US Pay TV Providers and Other. Revenue from US Pay TV Providers includes direct and indirect licensing of multi-channel linear video programming regardless of the particular distribution technology (e.g., cable, satellite or the internet). Specifically, this includes licensing to traditional Pay TV providers and internet-based Pay TV providers based in the U.S. Other revenue includes licensing international Pay TV providers, mobile device manufacturers, CE manufacturers and on-demand OTT video providers.

The Product segment consists primarily of the licensing of Company-developed IPG products and services to multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. We group our Product revenues into three verticals based on the products delivered to our customer: Platform Solutions; Software and Services; and Other. Platform Solutions includes revenue from licensing Company-developed IPG products and the TiVo service and selling TiVo-enabled devices. Software and Services includes revenue from licensing our metadata, advanced search and recommendation and analytics products, as well as in-guide advertising revenue. Other revenue includes sales of legacy Analog Content Protection ("ACP"), VCR Plus+ and media recognition products.

Total Revenues, net for the three months ended March 31, 2017 increased by 74% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased revenue by $84.8 million. Total Revenues, net also increased compared to the prior year due to licenses executed in 2016 with large US Pay TV Providers and new licenses executed in the three months ended March 31, 2017 with OTT providers. These increases were partially offset by Comcast Corporation ("Comcast") being out of license during three months ended March 31, 2017 and a continued decline in ACP revenue.

Our Intellectual Property Licensing contract with Comcast expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, remains in effect through September 2017. The expiration of our intellectual property license with Comcast, as well as litigation initiated against Comcast, may result in a reduction of revenue and an increase in litigation costs. While the Company anticipates that Comcast will eventually execute a new intellectual property license, the length of time that Comcast is out of license prior to executing a new license is uncertain. The amount of revenue recognized in the reporting period a license is executed is uncertain and will depend on a variety of factors, including license terms such as duration, pricing, covered products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license and the length of time we remain in litigation with Comcast.

For the three months ended March 31, 2017, our Net loss was $34.7 million, or $0.29 per diluted share, compared to a Net loss of $17.7 million, or $0.22 per diluted share, in the prior year. The increased loss was primarily due to the three months ended March 31, 2017 including a $12.9 million loss from a Litigation settlement related to the TiVo Acquisition, a $9.7 million loss from the results of operations of TiVo Solutions and $7.2 million of Transaction, transition and integration costs related to the TiVo Acquisition, partially offset by increased revenue from licenses with large US Pay TV Providers executed in 2016, favorable changes in the fair value of our interest rate swap portfolio and benefits from cost saving initiatives.

Comparison of Three Months Ended March 31, 2017 and 2016

The consolidated results of operations for the three months ended March 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change $	Change %
Revenues, net:
Licensing, services and software	$190,550	$118,011	$72,539	61%
Hardware	15,214	373	14,841	3,979%
Total Revenues, net	205,764	118,384	$87,380	74%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	42,306	22,308	19,998	90%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	14,221	229	13,992	6,110%
Research and development	48,922	22,064	26,858	122%
Selling, general and administrative	53,949	36,687	17,262	47%
Depreciation	5,472	4,234	1,238	29%
Amortization of intangible assets	41,700	19,132	22,568	118%
Restructuring and asset impairment charges	4,539	2,333	2,206	95%
Total costs and expenses	211,109	106,987	104,122	97%
Operating (loss) income	(5,345)	11,397	(16,742)	(147)%
Interest expense	(10,264)	(10,531)	267	(3)%
Interest income and other, net	(63)	(17)	(46)	271%
Income (loss) on interest rate swaps	521	(13,087)	13,608	(104)%
Loss on debt extinguishment	(108)	—	(108)	N/a
Loss on debt modification	(929)	—	(929)	N/a
Litigation settlement	(12,906)	—	(12,906)	N/a
Loss before income taxes	(29,094)	(12,238)	(16,856)	138%
Income tax expense	5,567	5,414	153	3%
Net loss	$(34,661)	$(17,652)	$(17,009)	96%

Total Revenues, net

For the three months ended March 31, 2017, Total Revenues, net increased 74% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased revenue by $84.8 million. Total Revenues, net also increased compared to the prior year due to licenses executed in 2016 with large US Pay TV Providers and new licenses executed in the three months ended March 31, 2017 with OTT providers. These increases were partially offset by Comcast Corporation ("Comcast") being out of license during three months ended March 31, 2017 and a continued decline in ACP revenue.

At the segment level, Intellectual Property Licensing and Product revenues increased $34.5 million and $52.9 million, respectively, for the three months ended March 31, 2017. Intellectual Property Licensing generated 44.1% and 47.5% of Total Revenues, net for the three months ended March 31, 2017 and 2016, respectively. As a result of the TiVo Acquisition, we anticipate Product revenues will become a larger portion of our Total Revenues, net in 2017.

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

For the three months ended March 31, 2017, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 90% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased costs by $16.7 million. Other than the effects of including TiVo Solutions in the results for the period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased $3.3 million from the prior period due to a $4.5 million increase in patent litigation and maintenance costs which primarily related to the ongoing Comcast litigation, which were partially offset by a decrease in compensation costs.

Cost of hardware revenues, excluding depreciation and amortization of intangible assets

Cost of hardware revenues, excluding depreciation and amortization of intangible assets includes all product-related costs associated with TiVo-enabled devices, including manufacturing costs, employee-related costs, warranty costs and order fulfillment costs, as well as certain licensing costs and an allocation of overhead and facilities costs. Hardware is sold primarily as a means to grow our Licensing, services and software revenues and, as a result, generating positive gross margins from hardware sales is not the primary goal of the hardware operations.

For the three months ended March 31, 2017, the increase in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to TiVo Solutions' results for the period and Transaction, transition and integration costs associated with the TiVo Acquisition of $1.4 million.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the three months ended March 31, 2017, Research and development expenses increased 122% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased costs by $27.1 million. Other than the effects of including TiVo Solutions in the results for the period, Research and development costs decreased $0.2 million due to benefits from cost saving initiatives which were partially offset by Transaction, transition and integration costs associated with the TiVo Acquisition of $1.2 million.

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

The 47% increase in Selling, general and administrative expenses during the three months ended March 31, 2017 was primarily due to the TiVo Acquisition as including TiVo Solutions' results for the period increased costs by $12.7 million. Other than the effects of including TiVo Solutions in the results for the period, Selling, general and administrative costs increased $4.6 million as a result of Transaction, transition and integration costs associated with the TiVo Acquisition of $4.5 million.

We anticipate incurring material transition and integration-related costs, primarily consisting of employee-related costs and information systems investments in connection with integrating the operations of TiVo Solutions with the operations of Rovi through 2017.

Depreciation and Amortization of intangible assets

For the three months ended March 31, 2017, Depreciation and Amortization of intangible assets increased from the prior year primarily due to the TiVo Acquisition. For the three months ended March 31, 2017, the inclusion of TiVo Solutions increased Depreciation by $2.3 million and increased Amortization of intangible assets by $23.1 million.

Restructuring and asset impairment charges

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, integration plans were implemented which are intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). We expect to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of the integration plans. We expect to generate over $100 million in annualized cost synergies from the TiVo Acquisition and expect to take actions that will ultimately produce over $65 million of run-rate synergies within one year of the TiVo Acquisition Date. As a result of these actions, Restructuring and asset impairment charges of $4.7 million were recognized in connection with the TiVo Integration Restructuring Plan in the three months ended March 31, 2017 primarily related to termination and transition agreements executed with former TiVo Solutions' employees.

We expect to incur material restructuring costs in connection with the TiVo Integration Restructuring Plan through 2017.

Legacy TiVo Solutions Restructuring Plans

In the three months ended March 31, 2017, certain termination benefits expired that were offered by TiVo Solutions in connection with the elimination of a number of positions prior to the TiVo Acquisition Date. As a result of these termination benefits expiring unused, Restructuring and asset impairment charges recognized for the three months ended March 31, 2017 were reduced by $150 thousand.

Legacy Rovi Restructuring Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities, including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into a new corporate headquarters, and eliminating a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.3 million were recognized in the three months ended March 31, 2016.

Income (loss) on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 9 to the Condensed Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein). We generally utilize interest rate swaps to convert the interest rate on a portion of our loans with a floating interest rate to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally have gains when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally have losses when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment and Loss on debt modification

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. The refinancing of Term Loan Facility B resulted in a Loss on debt extinguishment of $0.1 million and a Loss on debt modification of $0.9 million for the three months ended March 31, 2017. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows were not substantially different were accounted for as a debt modification.

Litigation settlement

On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares") in the Delaware Court of Chancery.

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a Litigation settlement loss of $12.9 million was recognized in the Condensed Consolidated Statements of Operations. The Litigation settlement loss represents the settlement amount in excess of the amount due to the Dissenting Holders as merger consideration.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended March 31, 2017 of $5.6 million, which primarily consists of $4.2 million of foreign withholding taxes, $0.6 million of state income taxes and $0.6 million of foreign income taxes.

We recorded Income tax expense for the three months ended March 31, 2016 of $5.4 million, which primarily consists of $3.7 million foreign withholding taxes, $0.6 million of foreign income taxes, a $0.5 million increase in net deferred tax liabilities and $0.4 million of state income taxes.

The year-over-year increase in foreign withholding taxes for three months ended March 31, 2017 was due to a larger portion of license fees received in 2017 coming from licensees in countries subject to foreign withholding taxes.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 14 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

During the first quarter of 2017, the Company reorganized the presentation of revenue within its Intellectual Property Licensing segment to US Pay TV Providers and Other to better portray our growth strategy. Revenue within the Intellectual Property Licensing segment for prior periods has been reclassified to conform to the current presentation.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the three months ended March 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change $	Change %
US Pay TV Providers	$63,344	$33,310	$30,034	90%
Other	27,377	22,950	4,427	19%
Intellectual Property Licensing Revenues	90,721	56,260	34,461	61%
Adjusted Operating Expenses	24,187	14,157	10,030	71%
Adjusted EBITDA	$66,534	$42,103	$24,431	58%
Adjusted EBITDA Margin	73.3%	74.8%

For the three months ended March 31, 2017, Intellectual Property Licensing revenue increased 61% compared to the prior year due to a 90% increase in US Pay TV Providers revenue and a 19% increase in Other revenue. Revenue from US Pay TV Providers increased primarily due to the inclusion of $23.9 million of TiVo Solutions revenue and increased revenue from licenses executed in 2016 with large US Pay TV Providers. These increases were partially offset by the expiration of the Comcast license on March 31, 2016. The increase in Other revenue was primarily due to the inclusion of $2.8 million of TiVo Solutions revenue and new licenses executed in the three months ended March 31, 2017 with OTT providers.

Prior to the TiVo Acquisition Date, TiVo Solutions entered into intellectual property licenses and settlements with EchoStar, AT&T and Verizon. These agreements expire in July 2018. Revenue from US Pay TV Providers includes $18.7 million for the three months ended March 31, 2017 from these agreements. Based on current U.S. GAAP, revenue and cash received from the contractual minimums under these licenses are expected to be as follows (in thousands):

	Revenues	Cash Receipts
Remainder of 2017	$55,281	$71,018
2018	42,996	43,700
Total	$98,277	$114,718

Prior to the TiVo Acquisition Date, TiVo Solutions also entered into a Software and patent non-assertion agreement with DirecTV. This agreement expires in February 2018. Revenue from US Pay TV Providers includes $5.2 million from this agreement and we anticipate recognizing an additional $15.6 million in revenue during the remainder of 2017 from this agreement.

We do not anticipate that these agreements will be renewed on similar terms. We do, however, anticipate generating meaningful future revenues from licensing the TiVo Solutions patent portfolio to other parties (such as the Samsung license agreement entered into in the fourth quarter of 2016).

Intellectual Property Licensing Adjusted Operating Expenses increased 71% during the three months ended March 31, 2017 primarily due to the effect of including TiVo Solutions' results for the period and a $4.5 million increase in patent litigation and maintenance costs which primarily related to the ongoing Comcast litigation.

Product

The Product segment's results of operations for the three months ended March 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change $	Change %
Platform Solutions	$88,183	$35,484	$52,699	149%
Software and Services	25,269	20,387	4,882	24%
Other	1,591	6,253	(4,662)	(75)%
Product Revenues	115,043	62,124	52,919	85%
Adjusted Operating Expenses	96,996	46,647	50,349	108%
Adjusted EBITDA	$18,047	$15,477	$2,570	17%
Adjusted EBITDA Margin	15.7%	24.9%

For the three months ended March 31, 2017, Product revenue increased 85% compared to the prior year as Platform Solutions revenues increased 149%, while Software and Services and Other revenue increased 24% and decreased 75%, respectively. TiVo Solutions contributed $53.3 million and $4.8 million to Platform Solutions and Software and Services revenues, respectively. TiVo Solutions Product revenue includes $12.6 million of hardware sales for the three months ended March 31, 2017. Hardware revenue is expected to decrease in the future as multiple system operator partners shift to deploying the TiVo service on third-party hardware resulting in a decrease in the number of TiVo manufactured set-top boxes sold to multiple system operator partners. The decrease in Other revenue of $4.7 million was the result of a continued decline in ACP revenue. ACP revenue is expected to continue to decline in the future.

Product Adjusted Operating Expenses increased 108% for the three months ended March 31, 2017 compared to the prior year primarily as a result of including TiVo Solutions' results for the period.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three months ended March 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change $	Change %
Adjusted Operating Expenses	$16,357	$12,046	$4,311	36%

For the three months ended March 31, 2017, the increase in Corporate Adjusted Operating Expenses reflects the effect of including TiVo Solutions in results for the period.

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

As of March 31, 2017, we had $187.6 million in Cash and cash equivalents, $103.3 million in Short-term marketable securities and $122.7 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $227.9 million held by our foreign subsidiaries as of March 31, 2017. Due to our net operating loss carryforwards, we could repatriate amounts to the U.S. with minimal income tax impacts.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2017 compared to the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change $	Change %
Net cash used in operating activities	$(19,733)	$(9,046)	$(10,687)	118%
Net cash provided by (used in) investing activities	36,114	(22,330)	58,444	(262)%
Net cash (used in) provided by financing activities	(22,260)	965	(23,225)	(2,407)%
Effect of exchange rate changes on cash and cash equivalents	888	579	309	53%
Net decrease in cash and cash equivalents	$(4,991)	$(29,832)	$24,841	(83)%

Net cash used in operating activities for the three months ended March 31, 2017 decreased $10.7 million, The decrease was primarily due to the timing of collections on Accounts receivable, net, higher bonus payments in 2017 and payments made in connection with the TiVo Integration Restructuring Plan, partially offset by benefits from the TiVo Acquisition. We expect to make material cash payments for restructuring actions in connection with the TiVo Integration Restructuring Plan through the end of 2017. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K, which are incorporated by reference herein.

In August 2016, Rovi entered into a 10-year patent license agreement with DISH Network L.L.C. ("DISH"). As part of the agreement, DISH agreed to provide TiVo Inc. with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Inc. providing DISH certain TiVo Inc. products during the license term and cash payments by TiVo Inc. to DISH of $60.3 million, of which $15.0 million was paid in the fourth quarter of 2016 with the remainder due by the end of the third quarter of 2017. The agreement with DISH is described in more detail in Note 10 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Net cash provided by (used in) investing activities for the three months ended March 31, 2017 increased $58.4 million due to a $28.9 million increase in net proceeds from marketable security investment activities and the return of $25.1 million of cash held by the exchange agent for the TiVo Acquisition following our settlement agreement with the Dissenting Holders. On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal in the Delaware Court of Chancery. On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. For additional details regarding the settlement with the Dissenting Holders, see Note 2 and Note 10 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

Net cash provided by (used in) investing activities for the three months ended March 31, 2017 also increased due to lower spending on capital expenditures. Our capital expenditures are primarily associated with infrastructure projects designed to integrate the TiVo Acquisition. The three months ended March 31, 2017 also includes a $1.8 million payment to acquire a patent portfolio compared to a $2.5 million payment to acquire a patent portfolio in the prior year. We anticipate capital expenditures to grow our business and strengthen our operations infrastructure of between $45 million and $55 million in 2017.

Net cash (used in) provided by financing activities for the three months ended March 31, 2017 includes the effect of refinancing Term Loan Facility B, the receipt of $11.7 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan, $9.6 million in tax withholding payments from the net share settlement of restricted stock units and $1.8 million in principal payments on Term Loan Facility B. Net cash (used in) provided by financing activities for the three months ended March 31, 2017 also includes the payment of $21.7 million in dividends.

Net cash (used in) provided by financing activities for the three months ended March 31, 2016 includes the receipt of $7.2 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan and $1.8 million in principal payments on Term Loan Facility B.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

On April 30, 2017, we declared a cash dividend of $0.18 per share, payable on June 20, 2017 to stockholders of record on June 6, 2017.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$301,107	$345,000	$297,646
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	680,750	675,672	682,500	677,038
Total	$1,025,798	$976,827	$1,027,548	$974,732

During the next twelve months, $7.0 million of outstanding principal is scheduled to be repaid. For more information on our borrowings, see Note 9 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that mature on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture").

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. As of March 31, 2017, the 2020 Convertible Notes are convertible at a conversion rate of 34.9200 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of 28.6369 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation.

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

On conversion, a holder will receive the conversion value of the 2020 Convertible Notes converted based on the conversion rate multiplied by the volume-weighted average price of our common stock over a specified observation period. On conversion, Rovi will pay cash up to the aggregate principal of the 2020 Convertible Notes converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal of the 2020 Convertible Notes being converted.

The conversion rate is subject to adjustment in certain events, including certain events that constitute a "Make-Whole Fundamental Change" (as defined in the 2015 Indenture). In addition, if we undergo a "Fundamental Change" (as defined in the 2015 Indenture) prior to March 1, 2020, holders may require Rovi to repurchase for cash all or a portion of the 2020 Convertible Notes at a repurchase price equal to 100% of the principal of the repurchased 2020 Convertible Notes, plus accrued and unpaid interest. The conversion rate is also subject to customary anti-dilution adjustments.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. As of March 31, 2017, the 2021 Convertible Notes are convertible at a conversion rate of 21.8178 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of 38.7620 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation.

TiVo Solutions can settle the 2021 Convertible Notes in cash, shares of common stock, or any combination thereof pursuant to the 2014 Indenture. Subject to certain exceptions, holders may require TiVo Solutions to repurchase, for cash, all or part of their 2021 Convertible Notes upon a “Fundamental Change” (as defined in the 2014 Indenture) at a price equal to 100% of the principal amount of the 2021 Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2014 Indenture). In addition, on a “Make-Whole Fundamental Change” (as defined in the 2014 Indenture) prior to the maturity date of the 2021 Convertible Notes, TiVo Solutions will, in some cases, increase the conversion rate for a holder that elects to convert its 2021 Convertible Notes in connection with such Make-Whole Fundamental Change.

Senior Secured Credit Facility

On July 2, 2014, Rovi Corporation, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). After the completion of the TiVo Acquisition, TiVo Corporation became a guarantor under the Credit Agreement. The Credit Agreement provided for a (i) five-year $125.0 million term loan A facility (the “Term Loan Facility A”), (ii) seven-year $700.0 million term loan B facility (the “Term Loan Facility B” and together with Term Loan Facility A, the “Term Loan Facility”) and (iii) five-year $175.0 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). In September 2015, Rovi made a voluntary principal prepayment to extinguish Term Loan Facility A and elected to terminate the Revolving Facility.

Prior to the refinancing described below, Term Loan Facility B was amortizing in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of Term Loan Facility B. Prior to the refinancing described below, loans under Term Loan Facility B bore interest, at our option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum.

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. The borrowing terms for Refinancing Agreement No. 1 are substantially similar to the borrowing terms. However, loans under Refinancing Agreement No. 1 bear interest, at the borrower's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum. Refinancing Agreement No. 1 requires quarterly principal payments of $1.75 million through June 2021, with any remaining balance payable in July 2021. Refinancing Agreement No. 1 is part of the Senior Secured Credit Facility,

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. We may be required to make an additional payment on Refinancing Agreement No. 1 each February. This payment is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. No payment was required in February 2017.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Our estimates, assumptions and judgments are based on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Making estimates, assumptions and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Management believes the estimates, assumptions and judgments employed and resulting amounts reported in the Condensed Consolidated Financial Statements are reasonable; however, actual results could differ materially.

On January 1, 2017, we elected to early adopt a new accounting standard that eliminated the second step of the goodwill impairment test. As a result of adopting the change in accounting, a goodwill impairment loss is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. For additional information, see Note 1 to the

Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Other than the adoption of the simplified goodwill impairment test, there have been no significant changes to our critical accounting policies and estimates as compared to those disclosed in "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K, which is incorporated by reference herein.

Contractual Obligations

For information about our contractual obligations, see "Contractual Obligations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. For additional details regarding the settlement with the Dissenting Holders, see Note 2 and Note 10 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which are incorporated by reference herein. Other than the settlement with Dissenting Holders, our contractual obligations have not changed materially since December 31, 2016.

Off-Balance Sheet Arrangements

For information about our off-balance sheet arrangements, see "Off-Balance Sheet Arrangements" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein. Since December 31, 2016, we have not engaged in any material off-balance sheet arrangements, including the use of structured finance vehicles, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a summary of applicable recent accounting pronouncements, see Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could impact our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated reference herein. Our exposure to market risk has not changed materially since December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is contained in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Management believes that there have been no significant changes to the risk factors associated with our business during the three months ended March 31, 2017, as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.

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

The following table provides information about the Company's purchases of its common stock during the three months ended March 31, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2017	—	$—	—	$50,472.6
February 2017	—	$—	—	$150,000.0
March 2017	—	$—	—	$150,000.0
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended March 31, 2017, the Company withheld 0.5 million shares of common stock to satisfy $9.6 million of required withholding taxes.

(2)
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form+	Filing Date	Exhibit Number	Filed Herewith
10.01	Refinancing Amendment No. 1, dated as of January 26, 2017, among TiVo Corporation, as parent guarantor, Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, the subsidiary guarantors, the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	TiVo Corp. 8-K	1/26/2017	10.1
10.02	2017 Senior Executive Company Incentive Plan*	TiVo Corp. 8-K	3/1/2017	10.1
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				**
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				**
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ Thomas Carson
May 3, 2017		Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
May 3, 2017		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
May 3, 2017		Wesley Gutierrez
Chief Accounting Officer and Treasurer