Form 10-Q
period 2017-06-30
TiVo Corp
filed 2017-08-03
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(in thousands)	Outstanding as of
Class	July 31, 2017
Common Stock	121,928

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$89,895	$192,627
Short-term marketable securities	123,576	117,084
Accounts receivable, net	184,870	147,142
Inventory	10,919	13,186
Prepaid expenses and other current assets	41,428	37,400
Total current assets	450,688	507,439
Long-term marketable securities	102,778	128,929
Property and equipment, net	40,298	48,372
Intangible assets, net	726,948	806,838
Goodwill	1,813,676	1,812,118
Other long-term assets	36,560	17,147
Total assets	$3,170,948	$3,320,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$120,889	$226,451
Deferred revenue	47,547	49,145
Current portion of long-term debt	7,000	7,000
Total current liabilities	175,436	282,596
Taxes payable, less current portion	4,990	4,893
Deferred revenue, less current portion	44,116	43,545
Long-term debt, less current portion	971,868	967,732
Deferred tax liabilities, net	79,159	77,454
Other long-term liabilities	32,947	34,987
Total liabilities	1,308,516	1,411,207
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 122,279 shares issued and 121,214 shares outstanding as of June 30, 2017; and 120,526 shares issued and 120,061 shares outstanding as of December 31, 2016	122	121
Treasury stock, 1,065 shares and 465 shares as of June 30, 2017 and December 31, 2016, respectively, at cost	(20,926)	(9,646)
Additional paid-in capital	3,281,016	3,280,905
Accumulated other comprehensive loss	(3,653)	(7,049)
Accumulated deficit	(1,394,127)	(1,354,695)
Total stockholders’ equity	1,862,432	1,909,636
Total liabilities and stockholders’ equity	$3,170,948	$3,320,843

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net:
Licensing, services and software	$198,964	$124,478	$389,514	$242,489
Hardware	9,594	767	24,808	1,140
Total Revenues, net	208,558	125,245	414,322	243,629
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	39,281	24,682	81,587	46,990
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	11,767	283	25,988	512
Research and development	46,592	23,668	95,514	45,732
Selling, general and administrative	45,741	43,079	99,690	79,766
Depreciation	5,382	4,325	10,854	8,559
Amortization of intangible assets	41,678	19,030	83,378	38,162
Restructuring and asset impairment charges	9,374	—	13,913	2,333
Total costs and expenses	199,815	115,067	410,924	222,054
Operating income	8,743	10,178	3,398	21,575
Interest expense	(10,573)	(10,859)	(20,837)	(21,390)
Interest income and other, net	2,823	(14)	2,760	(31)
Loss on interest rate swaps	(1,856)	(5,507)	(1,335)	(18,594)
Loss on debt extinguishment	—	—	(108)	—
Loss on debt modification	—	—	(929)	—
Litigation settlement	—	—	(12,906)	—
Loss before income taxes	(863)	(6,202)	(29,957)	(18,440)
Income tax expense	3,908	3,206	9,475	8,620
Net loss	$(4,771)	$(9,408)	$(39,432)	$(27,060)

Basic loss per share	$(0.04)	$(0.11)	$(0.33)	$(0.33)
Weighted average shares used in computing basic per share amounts	120,209	82,110	119,515	81,742

Diluted loss per share	$(0.04)	$(0.11)	$(0.33)	$(0.33)
Weighted average shares used in computing diluted per share amounts	120,209	82,110	119,515	81,742

Dividends declared per share	$0.18	$—	$0.36	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(4,771)	$(9,408)	$(39,432)	$(27,060)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,272	1,211	3,127	2,184
Unrealized gains on marketable securities	47	248	269	775
Other comprehensive income, net of tax	1,319	1,459	3,396	2,959
Comprehensive loss	$(3,452)	$(7,949)	$(36,036)	$(24,101)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(39,432)	$(27,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,854	8,559
Amortization of intangible assets	83,378	38,162
Amortization of convertible note discount and note issuance costs	7,299	6,935
Restructuring and asset impairment charges	13,913	2,333
Equity-based compensation	25,774	18,355
Change in fair value of interest rate swaps	(3,200)	13,969
Loss on debt extinguishment	108	—
Loss on debt modification	929	—
Loss on litigation settlement	12,906	—
Deferred income taxes	1,592	777
Other operating, net	(3,672)	1,077
Changes in operating assets and liabilities:
Accounts receivable	(36,193)	(843)
Inventory	2,267	(431)
Prepaid expenses and other current assets and other long-term assets	(23,063)	(9,946)
Accounts payable and accrued expenses and other long-term liabilities	(29,502)	(2,928)
Accrued income taxes	2,129	(2,919)
Deferred revenue	(1,027)	(56)
Net cash provided by operating activities	25,060	45,984
Cash flows from investing activities:
Payments for purchase of short- and long-term marketable securities	(99,688)	(59,857)
Proceeds from sales or maturities of short- and long-term marketable securities	122,180	79,507
Payments for purchase of property and equipment	(13,119)	(13,795)
Payments for purchase of patents	(2,000)	(2,500)
Return of cash paid for TiVo Acquisition	25,143	—
Payment to Dissenting Holders in TiVo Acquisition	(117,030)	—
Other investing, net	(48)	(46)
Net cash (used in) provided by investing activities	(84,562)	3,309
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	681,552	—
Principal payments on long-term debt	(686,000)	(3,500)
Payments for dividends	(43,349)	—
Payments for deferred holdback	—	(750)
Payments for withholding taxes related to net settlement of restricted awards	(11,280)	(4,042)
Proceeds from exercise of employee stock options and employee stock purchase plan	14,366	7,329
Net cash used in financing activities	(44,711)	(963)
Effect of exchange rate changes on cash and cash equivalents	1,481	1,269
Net (decrease) increase in cash and cash equivalents	(102,732)	49,599
Cash and cash equivalents at beginning of period	192,627	101,675
Cash and cash equivalents at end of period	$89,895	$151,274

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

Concentrations of Risk

Customers representing 10% or more of Total Revenues, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
AT&T Inc. ("AT&T")	14%	13%	14%	13%

Substantially all of the Company's revenue from AT&T is reported in the Intellectual Property Licensing segment.

Customers representing 10% or more of Accounts receivable, net were as follows.

	June 30, 2017	December 31, 2016
AT&T	13%	15%
DISH Network L.L.C ("DISH")	13%	(1)
Virgin Media Inc.	(1)	13%

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

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, presenting certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of nonvested awards as they occur. Application of this guidance on January 1, 2017 increased the Company's deferred tax assets and the related valuation allowance by $70.1 million, resulting in no material effect on the Condensed Consolidated Financial Statements. On adoption, the Company did not change its accounting policy of estimating forfeitures for nonvested awards subject to service conditions.

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

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The amendments address how revenue is recognized in order to improve comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended revenue standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the amended revenue recognition standard provides guidance related to the capitalization and amortization of the incremental costs of obtaining a contract. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The amendments are effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. The Company expects to initially apply the amendments in the first quarter of 2018 and is evaluating the effect the amendments and transition alternatives will have on its Condensed Consolidated Financial Statements.

While the Company has not finalized its evaluation of the effect that the amended revenue recognition standard will have on its Condensed Consolidated Financial Statements, the Company expects that revenue from both its fixed-fee and per-unit intellectual property licensees may be materially impacted. Under the amended revenue recognition standard, the Company may be required to recognize a substantial portion of license fees under a fixed-fee intellectual property license agreement at inception of the agreement, as opposed to recognizing the license fees ratably over the license term, which is its practice in accordance with existing U.S. GAAP. This could impact revenue recognition for all fixed-fee intellectual property license agreements, including certain fixed-fee agreements that license the Company's existing intellectual property portfolio and intellectual property that is added to the Company's portfolio during the term of the license. In addition, in accordance with existing U.S. GAAP, the Company currently recognizes revenue from per-unit royalty licenses with consumer electronic manufacturers and third party IPG providers in the period the licensee reports its sales, which is generally in the quarter after the underlying sales by the licensee occurred. On adoption of the amended revenue recognition standard, per-unit royalties are recognized as revenue during the period in which the licensee's sales are estimated to have occurred, which results in an adjustment to revenue when actual amounts are subsequently reported by the Company's licensees. In addition, some deferred revenue recognized in accordance with existing U.S. GAAP could be eliminated as part of the effect of adoption. In accordance with existing U.S. GAAP, cost deferrals related to obtaining a contract are minimal; however, under the amended revenue recognition standard, the deferral of incremental costs to obtain a contract are expected to be more significant and may be amortized over period of time commensurate with the period of benefit which may exceed the contract term. The Company is currently assessing the types and amounts of costs that may be eligible for deferral under the amended revenue recognition standard, and the associated amortization period. The Company has not selected a transition approach.

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

TiVo Solutions' results of operations and cash flows have been included in the Condensed Consolidated Financial Statements for periods subsequent to September 7, 2016. For the three months ended June 30, 2017, TiVo Corporation's results include revenue and operating income from TiVo Solutions of $94.9 million and $8.5 million, respectively. For the six months ended June 30, 2017, TiVo Corporation's results include revenue and operating loss from TiVo Solutions of $179.7 million and $1.3 million, respectively.

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

As of December 31, 2016, $79.0 million was included in the aggregate merger consideration based on 9.1 million Dissenting Shares assuming a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.5 million shares of TiVo Corporation common stock. In addition, on the TiVo Acquisition Date, TiVo Corporation paid the cash portion of the merger consideration related to the Dissenting Shares, which was $2.75 per share, to an account held by the exchange agent in the TiVo Acquisition. As of December 31, 2016, the exchange agent in the TiVo Acquisition was holding $25.3 million in cash, substantially all of which related to the Dissenting Holders. The accrued merger consideration was presented in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets as of December 31, 2016.

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a Litigation settlement loss of $12.9 million was recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2017. The Litigation settlement loss represents the settlement amount in excess of the amount due to the Dissenting Holders as merger consideration.

Purchase Price Allocation

The Condensed Consolidated Financial Statements have been prepared using the acquisition method of accounting under U.S. GAAP with Rovi treated as the acquirer of TiVo Solutions for accounting purposes. Under the acquisition method of accounting, the purchase consideration delivered by TiVo Corporation to complete the acquisition was allocated to the assets acquired and liabilities assumed generally based on their fair value at the TiVo Acquisition Date. TiVo Corporation has made significant estimates and assumptions in determining the preliminary fair value of the assets acquired and liabilities assumed based on discussions with TiVo Solutions’ management and TiVo Corporation’s informed insights into the industries in which TiVo Solutions competes. To complete the allocation of the purchase price to the assets acquired and liabilities assumed at their TiVo Acquisition Date fair value, the measurement of the purchase price, the measurement of certain pre-acquisition contingencies and income tax returns for TiVo Solutions for the period prior to the TiVo Acquisition Date must be completed. As a result, as of June 30, 2017, the purchase price and purchase price allocation are preliminary and subject to change.

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

Changes to the purchase price allocation for the period from December 31, 2016 to June 30, 2017 were as follows (in thousands):

	December 31, 2016	Adjustments	June 30, 2017
Goodwill	$468,330	$1,357	$469,687
Accounts payable and accrued expenses and other long-term liabilities	(73,456)	(1,200)	(74,656)
Deferred tax liabilities, net	(97,305)	(157)	(97,462)
Total merger consideration	1,129,726	—	1,129,726

If the measurement period adjustments had been recognized as of the TiVo Acquisition Date, their effect on Net loss for the three and six months ended June 30, 2017 would have been immaterial.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Total Revenues, net	$204,719	$408,161
Net loss	$(24,978)	$(83,194)
Basic loss per share	$(0.22)	$(0.72)
Diluted loss per share	$(0.22)	$(0.72)

The unaudited pro forma financial information includes material, nonrecurring pro forma adjustments directly attributable to the TiVo Acquisition primarily related to a reduction in revenues and costs to adjust TiVo Solutions' historical deferred revenue amortization and deferred technology cost amortization to fair value, the elimination of intercompany revenue as TiVo Solutions purchased products from Rovi, adjustments to the amortization of intangible assets, adjustments for direct and incremental acquisition-related costs and the related tax effects, as well as Rovi's deferred tax asset valuation allowance release as a result of the TiVo Acquisition reflected in the historical financial statements. The unaudited pro forma financial information does not include any cost saving synergies from operating efficiencies or the effect of incremental costs incurred from integrating the companies.

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

(4) Financial Statement Details

Accounts receivable, net (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable, gross	$187,415	$149,105
Less: Allowance for doubtful accounts	(2,545)	(1,963)
Accounts receivable, net	$184,870	$147,142

Inventory (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$3,665	$1,595
Finished goods	7,254	11,591
Inventory	$10,919	$13,186

Property and equipment, net (in thousands):

	June 30, 2017	December 31, 2016
Computer software and equipment	$145,286	$136,776
Leasehold improvements	26,813	26,201
Furniture and fixtures	7,018	6,627
Property and equipment, gross	179,117	169,604
Less: Accumulated depreciation and amortization	(138,819)	(121,232)
Property and equipment, net	$40,298	$48,372

Accounts payable and accrued expenses (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable	$11,107	$29,218
Accrued compensation and benefits	32,160	54,571
Accrual for merger consideration	—	78,981
Other accrued liabilities	77,622	63,681
Accounts payable and accrued expenses	$120,889	$226,451

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$31,211	$—	$—	$31,211
Cash equivalents - Money market funds	58,684	—	—	58,684
Cash and cash equivalents	$89,895	$—	$—	$89,895

Auction rate securities	$10,800	$—	$(216)	$10,584
Corporate debt securities	101,147	5	(133)	101,019
Foreign government obligations	2,247	—	(4)	2,243
U.S. Treasuries / Agencies	112,808	1	(301)	112,508
Marketable securities	$227,002	$6	$(654)	$226,354
Cash, cash equivalents and marketable securities				$316,249

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,969	$—	$—	$50,969
Cash equivalents - Money market funds	141,658	—	—	141,658
Cash and cash equivalents	$192,627	$—	$—	$192,627

Auction rate securities	$10,800	$—	$(432)	$10,368
Corporate debt securities	106,128	8	(215)	105,921
Foreign government obligations	2,246	—	(8)	2,238
U.S. Treasuries / Agencies	127,734	14	(262)	127,486
Marketable securities	$246,908	$22	$(917)	$246,013
Cash, cash equivalents and marketable securities				$438,640

The Company attributes unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities are comprised solely of AAA-rated federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.

As of June 30, 2017, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$123,750	$123,576
Due in 1-2 years	92,452	92,194
Due in more than 2 years	10,800	10,584
Total	$227,002	$226,354

As of June 30, 2017 and December 31, 2016, non-marketable equity securities accounted for under the equity method had a carrying amount of $0.9 million and $1.6 million, respectively, and non-marketable equity securities accounted for under the cost method had a carrying amount of $2.7 million and $2.7 million, respectively. We periodically review our non-marketable equity securities for potential impairment. No impairments were recognized during the three and six months ended June 30, 2017 on non-marketable equity securities.

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

Recurring Fair Value Measurements
Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	June 30, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$58,684	$58,684	$—	$—
Short-term marketable securities
Corporate debt securities	72,596	—	72,596	—
Foreign government obligations	2,243	—	2,243	—
U.S. Treasuries / Agencies	48,737	—	48,737	—
Long-term marketable securities
Auction rate securities	10,584	—	—	10,584
Corporate debt securities	28,423	—	28,423	—
U.S. Treasuries / Agencies	63,771	—	63,771	—
Total Assets	$285,038	$58,684	$215,770	$10,584
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(2,604)	$—	$—	$(2,604)
Other long-term liabilities
Cubiware contingent consideration	(3,111)	—	—	(3,111)
Interest rate swaps	(16,751)	—	(16,751)	—
Total Liabilities	$(22,466)	$—	$(16,751)	$(5,715)

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$141,658	$141,658	$—	$—
Short-term marketable securities
Corporate debt securities	76,568	—	76,568	—
U.S. Treasuries / Agencies	40,516	—	40,516	—
Long-term marketable securities
Auction rate securities	10,368	—	—	10,368
Corporate debt securities	29,353	—	29,353	—
Foreign government obligations	2,238	—	2,238	—
U.S. Treasuries / Agencies	86,970	—	86,970	—
Total Assets	$387,671	$141,658	$235,645	$10,368
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(1,988)	$—	$—	$(1,988)
Interest rate swaps	(648)	—	(648)	—
Other long-term liabilities
Cubiware contingent consideration	(3,285)	—	—	(3,285)
Interest rate swaps	(19,303)	—	(19,303)	—
Total Liabilities	$(25,224)	$—	$(19,951)	$(5,273)

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three and six months ended June 30, 2017 and 2016, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended June 30,
	2017		2016
	Auction rate securities	Cubiware contingent consideration	Auction rate securities
Balance at beginning of period	$10,476	$(5,104)	$10,152
Loss included in earnings	—	(611)	—
Unrealized gains included in other comprehensive income	108	—	108
Balance at end of period	$10,584	$(5,715)	$10,260

	Six Months Ended June 30,
	2017		2016
	Auction rate securities	Cubiware contingent consideration	Auction rate securities
Balance at beginning of period	$10,368	$(5,273)	$10,260
Loss included in earnings	—	(442)	—
Unrealized gains included in other comprehensive income	216	—	—
Balance at end of period	$10,584	$(5,715)	$10,260

The Loss included in earnings related to the Cubiware contingent consideration liability for the three months ended June 30, 2017 is included in Selling, general and administrative expense as a $0.4 million loss related to remeasurement of the Cubiware contingent consideration and $0.2 million of Interest expense related to accretion of the liability to future value.

The Loss included in earnings related to the Cubiware contingent consideration liability for the six months ended June 30, 2017 is included in Selling, general and administrative expense as a $0.1 million loss related to remeasurement of the Cubiware contingent consideration and $0.4 million of Interest expense related to accretion of the liability to future value.

Non-recurring Fair Value Measurements

In May 2017, TiVo Corporation vacated a portion of a leased facility as part of its ongoing TiVo Integration Restructuring Plan (as described in Note 8) resulting in a $6.7 million loss on the impairment of certain property and equipment, principally leasehold improvements. The fair value of the impaired assets was estimated using a discounted cash flow technique that incorporated among other items, the timing and amount of expected future cash flows associated with the assets, income tax rates, and economic and market conditions, as well as a risk adjusted discount rate. The fair value of the impaired assets would be classified in Level 2 of the fair value hierarchy.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$304,614	$340,472	$297,646	$349,140
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	674,206	679,849	677,038	686,766
Total Long-term debt	$978,868	$1,020,369	$974,732	$1,035,954

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

(7) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill were as follows (in thousands):

	Intellectual Property Licensing	Product	Total
December 31, 2016	$1,291,120	$520,998	$1,812,118
TiVo Acquisition	309	1,048	1,357
Foreign currency translation	—	201	201
June 30, 2017	$1,291,429	$522,247	$1,813,676

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

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2017
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,034,032	$(631,625)	$402,407
Existing contracts and customer relationships	402,847	(101,759)	301,088
Content databases and other	59,640	(50,187)	9,453
Trademarks / Tradenames	8,300	(8,300)	—
Total Finite-lived	1,504,819	(791,871)	712,948
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,518,819	$(791,871)	$726,948

	December 31, 2016
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,031,280	$(586,800)	$444,480
Existing contracts and customer relationships	402,143	(64,123)	338,020
Content databases and other	59,390	(49,052)	10,338
Trademarks / Tradenames	8,300	(8,300)	—
Total Finite-lived	1,501,113	(708,275)	792,838
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,515,113	$(708,275)	$806,838

Patent Acquisitions

In the six months ended June 30, 2017, the Company purchased a portfolio of patents for $2.0 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

In January 2016, the Company purchased a portfolio of patents for $2.5 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

Future Amortization

As of June 30, 2017, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2017	$83,231
2018	147,393
2019	109,956
2020	109,132
2021	66,323
Thereafter	196,913
Total	$712,948

(8) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Future minimum lease payments, net	$446	$—	$1,207	$214
Severance costs	1,614	—	4,043	388
Share-based payments	573	—	1,918	—
Contract termination costs	—	—	4	1,279
Asset impairment	6,741	—	6,741	452
Restructuring and asset impairment charges	$9,374	$—	$13,913	$2,333

Accrued restructuring costs were as follows (in thousands):

	June 30, 2017	December 31, 2016
Future minimum lease payments, net	$1,245	$758
Severance costs	2,321	3,796
Contract termination costs	78	183
Accrued restructuring costs	$3,644	$4,737

We expect a substantial portion of the Accrued restructuring costs, including those associated with the TiVo Acquisition, to be paid at various dates through December 31, 2017.

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing its integration plans which are intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As a result of these integration plans, TiVo Corporation expects to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts. In May 2017, TiVo Corporation vacated a portion of a leased facility resulting in a $6.7 million loss on the impairment of certain property and equipment, principally leasehold improvements. Restructuring activities related to the TiVo Integration Restructuring Plan for the six months ended June 30, 2017 were as follows (in thousands):

	December 31, 2016	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	June 30, 2017
Future minimum lease payments, net	$224	$380	$(233)	$—	$(158)	$213
Severance costs	3,504	4,193	(5,484)	—	(28)	2,185
Share-based payments	—	1,918	—	(1,918)	—	—
Contract termination costs	63	4	(67)	—	—	—
Asset impairment	—	6,741	—	(6,741)	—	—
Total	$3,791	$13,236	$(5,784)	$(8,659)	$(186)	$2,398

Legacy TiVo Solutions Restructuring Plans

In the three months ended June 30, 2017, certain termination benefits expired that were offered by TiVo Solutions in connection with the elimination of a number of positions prior to the TiVo Acquisition Date (the "Legacy TiVo Solutions Restructuring Plans"). As a result of these termination benefits expiring unused, Restructuring and asset impairment charges recognized for the six months ended June 30, 2017 were reduced by $0.2 million. As of June 30, 2017, the Legacy TiVo Solutions Restructuring Plans were completed and no Accrued restructuring costs are included in the Condensed Consolidated Balance Sheets related to the Legacy TiVo Solutions Restructuring Plans.

Legacy Rovi Restructuring Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities (the "Legacy Rovi Restructuring Plans"), including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the corporate headquarters, and eliminated a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $0.1 million and $0.8 million were recognized in the three and six months ended June 30, 2017 and $2.3 million was recognized in the six months ended June 30, 2016.

As of June 30, 2017, Accrued restructuring costs of $1.2 million are included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plans.

(9) Debt and Interest Rate Swaps

A summary of the Company's financing arrangements was as follows (dollars in thousands):

				June 30, 2017		December 31, 2016
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$304,614	$345,000	$297,646
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	679,000	674,206	682,500	677,038
Total Long-term debt				$1,024,048	978,868	$1,027,548	974,732
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$971,868		$967,732

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Senior Notes that mature March 1, 2020 (the “2020 Convertible Notes”) at par pursuant to an Indenture dated March 4, 2015 (as supplemented, the "2015 Indenture"). The 2020 Convertible Notes were sold in a private placement and bear interest at an annual rate of 0.500% payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2015. In connection with the TiVo Acquisition, TiVo Corporation and Rovi entered into a supplemental indenture under which TiVo Corporation became a guarantor of the 2020 Convertible Notes and the notes became convertible into TiVo Corporation common stock.

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. As of June 30, 2017, the 2020 Convertible Notes are convertible at a conversion rate of 35.2777 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $28.3465 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation.

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

	June 30, 2017	December 31, 2016
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(35,895)	(42,144)
Less: Unamortized debt issuance costs	(4,491)	(5,210)
Carrying amount	$304,614	$297,646

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest	$431	$431	$863	$863
Amortization of debt discount	3,143	3,000	6,249	5,965
Amortization of debt issuance costs	364	329	719	650
Total interest expense	$3,938	$3,760	$7,831	$7,478

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

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes, Rovi paid $64.8 million to purchase call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. As of June 30, 2017, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 12.2 million shares of TiVo Corporation's common stock at an exercise price of $28.3465 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes, Rovi received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. As of June 30, 2017, the warrants have an exercise price of $39.3701 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

The amounts paid to purchase the call options and received to sell the warrants were recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheets.

2021 Convertible Notes

TiVo Solutions issued $230.0 million in aggregate principal of 2.0% Convertible Senior Notes that mature October 1, 2021 (the "2021 Convertible Notes") at par pursuant to an Indenture dated September 22, 2014 (as supplemented, "the 2014 Indenture"). The 2021 Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 2015. On October 12, 2016, TiVo Solutions repaid $229.95 million of the par value of the 2021 Convertible Notes.

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. As of June 30, 2017, the 2021 Convertible Notes are convertible at a conversion rate of 22.0534 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $38.3478 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation.

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

The refinancing of Term Loan Facility B resulted in a Loss on debt extinguishment of $0.1 million and a Loss on debt modification of $0.9 million for the six months ended June 30, 2017. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows were not substantially different were accounted for as a debt modification.

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

Debt Maturities

As of June 30, 2017, aggregate expected future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2017	$3,500
2018	7,000
2019 (1)	352,000
2020	7,000
2021	654,548
Total	$1,024,048

(1)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as Loss on interest rate swaps in the Condensed Consolidated Statements of Operations. Amounts are presented in the Condensed Consolidated Balance Sheets after considering the right of offset and the effect of master netting agreements. During the three months ended June 30, 2017 and 2016, the Company recorded a loss of $1.9 million and $5.5 million, respectively, from adjusting its interest rate swaps to fair value. During the six months ended June 30, 2017 and 2016, the Company recorded a loss of $1.3 million and $18.6 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	June 30, 2017	December 31, 2016	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
May 2012	April 2014	March 2017	$—	$215,000	(1)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a fixed interest rate which gradually increased from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ended in March 2017.

(10) Commitments and Contingencies

Purchase Commitments

In August 2016, Rovi entered into a 10-year patent license agreement with DISH. Under the license agreement, DISH will pay Rovi for the period beginning on April 5, 2016 based on a monthly, per-subscriber fee, consistent with Rovi’s existing licensing program for its largest pay TV providers. In addition, DISH agreed to provide TiVo Inc. with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million in the aggregate, of which $15.0 million was paid in the second quarter of 2017 and $15.0 million was paid in the fourth quarter of 2016 with the remainder due by the end of the third quarter of 2017. The TiVo Solutions release and covenant transaction is being recognized as a reduction to revenue over the license term in the Condensed Consolidated Statements of Operations. No changes were made to the prior, existing patent settlement between EchoStar Corporation and DISH Network Corporation (together, "EchoStar"), and TiVo Solutions as a result of this agreement.

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2017, the Company had total purchase commitments for inventory of $12.1 million, of which $1.3 million was accrued in the Condensed Consolidated Balance Sheets.

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

Legal Proceedings

The Company is involved in various lawsuits, claims and proceedings, including those identified below, consisting of intellectual property, commercial, securities and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The Company believes it has recorded adequate provisions for any such matters and, as of June 30, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Legal costs are expensed as incurred. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements.

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

The number of shares used to calculate Basic EPS and Diluted EPS were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares used in computing basic per share amounts	120,209	82,110	119,515	81,742
Dilutive effect of equity-based compensation awards	—	—	—	—
Weighted average shares used in computing diluted per share amounts	120,209	82,110	119,515	81,742

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	2,812	3,501	3,233	3,579
Restricted awards	3,440	2,246	4,048	2,523
2020 Convertible Notes (1)	12,171	11,936	12,171	11,936
2021 Convertible Notes (1)	1	—	1	—
Warrants related to 2020 Convertible Notes (1)	11,936	11,936	11,936	11,936
Weighted average potential shares excluded from the calculation of Diluted EPS	30,360	29,619	31,389	29,974

(1)	See Note 9 for additional details.

For the three months ended June 30, 2017 and 2016, 0.4 million and 0.9 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, 0.5 million and 0.8 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.3465 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $18.65 per share on June 30, 2017, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $28.3465 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 9 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 9 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $39.3701 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. As of June 30, 2017, the Company had $150.0 million of stock repurchase authorization remaining.

The Company issues restricted awards as part of the equity incentive plans described in Note 12. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the three months ended June 30, 2017 and 2016, the Company withheld 0.1 million and 16.8 thousand shares of common stock to satisfy $1.7 million and $0.3 million of required withholding taxes, respectively. During the six months ended June 30, 2017 and 2016, the Company withheld 0.6 million and 0.2 million shares of common stock to satisfy $11.3 million and $4.0 million of required withholding taxes, respectively.

Dividend

On April 30, 2017, TiVo Corporation's Board of Directors declared a cash dividend of $0.18 per share, which was paid on June 20, 2017 to stockholders of record on June 6, 2017.

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

(12) Equity-based Compensation

Stock Options and Restricted Awards

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). As of June 30, 2017, the Company had 30.0 million shares reserved and 13.9 million shares available for issuance under the Rovi 2008 Plan. The Rovi 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). Stock options assumed from the TiVo 2008 Plan generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter or vesting monthly over the four year vesting period. Stock options assumed from TiVo 2008 Plan generally have a contractual term of seven years. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three year vesting period, with 17% of the award vesting every six months. As of June 30, 2017, there were 3.9 million shares reserved and 3.9 million shares available for future grant under the TiVo 2008 Plan. The Company has amended and restated the TiVo 2008 Plan effective as of the closing of the

TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the closing of the TiVo Acquisition.

The Company also grants performance-based restricted stock units to certain of its senior officers for three-year performance periods. Vesting in the performance-based restricted stock units may subject to either performance conditions or market conditions as well as a three-year service period. Depending on the level of achievement, the maximum number of shares that could be issued on vesting could be up to 200% of the target number of performance-based restricted stock units granted.

For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of a relative Total Shareholder Return metric. For awards subject to performance conditions, the fair value per award is fixed at the grant date; however, the amount of compensation expense is adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and a target Adjusted EBITDA (defined in Note 14) margin, with compensation expense based on the number of shares ultimately issued.

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

As of June 30, 2017, the Company had 6.4 million shares of common stock reserved and available for issuance under the ESPP.

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

Assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options:
Expected volatility	N/A	N/A	N/A	55.7%
Expected term	N/A	N/A	N/A	4.1 years
Risk-free interest rate	N/A	N/A	N/A	1.2%
Expected dividend yield	N/A	N/A	N/A	0.0%
ESPP shares:
Expected volatility	N/A	N/A	41.7%	60.9%
Expected term	N/A	N/A	1.3 years	1.3 years
Risk-free interest rate	N/A	N/A	1.0%	0.6%
Expected dividend yield	N/A	N/A	0.0%	0.0%
Restricted stock units subject to market conditions:
Expected volatility	N/A	N/A	N/A	55.9%
Expected term	N/A	N/A	N/A	3.0 years
Risk-free interest rate	N/A	N/A	N/A	1.0%
Expected dividend yield	N/A	N/A	N/A	0.0%

Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. When historical data is available and relevant, the expected term of the award is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, the Company uses an average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the award at the grant date. For awards granted prior to February 14, 2017, the Company assumed an expected dividend yield of zero as it had not historically paid a dividend. For awards granted subsequent to February 14, 2017, the Company assumed a constant dividend yield commensurate with dividend yield at the grant date. The number of awards expected to vest during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to vest during the requisite service period is recorded as a cumulative effect adjustment in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	N/A	N/A	N/A	$10.30
ESPP shares	N/A	N/A	$5.92	$7.62
Restricted awards	$16.82	$17.41	$17.69	$23.73

Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$11,749	$9,917	$25,774	$18,355
Pre-tax equity-based compensation, included in restructuring expense	$573	$—	$1,918	$—

As of June 30, 2017, there was $56.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.0 years.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the six months ended June 30, 2017 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	5,162	$21.80
Granted	402	$17.69
Vested	(1,940)	$20.38
Forfeited	(257)	$20.39
Outstanding at end of period	3,367	$20.32

As of June 30, 2017, 2.5 million restricted stock units were unvested, which includes 0.4 million performance-based restricted stock units. As of June 30, 2017, 0.8 million shares of restricted stock were unvested. The aggregate fair value of restricted awards vested during the three months ended June 30, 2017 and 2016 was $4.4 million and $1.2 million, respectively. The aggregate fair value of restricted awards vested during the six months ended June 30, 2017 and 2016 was $36.5 million and $21.4 million, respectively.

Activity under the Company's stock option plans for the six months ended June 30, 2017 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at beginning of period	3,938	$28.21
Exercised	(450)	$14.49
Forfeited and canceled	(881)	$37.76
Outstanding at end of period	2,607	$27.35	2.9 years	$323
Vested and expected to vest at June 30, 2017	2,562	$27.43	2.8 years	$321
Exercisable at June 30, 2017	2,112	$28.31	2.4 years	$296

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

The aggregate intrinsic value of stock options exercised is the difference between the market price of the shares at the time of exercise and the exercise price of the stock option multiplied by the number of stock options exercised. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2017 was $0.6 million. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2016 was immaterial. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $2.0 million and $0.6 million, respectively.

(13) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign withholding tax	$2,803	$2,737	$7,011	$6,444
State income tax	569	(271)	1,135	122
Foreign income tax	181	192	744	837
Release of deferred tax asset valuation allowance	—	—	(152)	—
Change in net deferred tax liabilities	363	461	681	921
Change in unrecognized tax benefits	(8)	87	56	296
Income tax expense	$3,908	$3,206	$9,475	$8,620

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

(14) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of licensing the Company's patent portfolio to U.S. and international pay-television providers (directly and through their suppliers), mobile device manufacturers, consumer electronics ("CE") manufacturers and over-the-top ("OTT") video providers. The Product segment consists primarily of licensing Company-developed IPG products and services to multi-channel video service providers and CE manufacturers, in-guide advertising revenue, data analytics revenue and revenue from licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. The Product segment also includes sales of legacy Analog Content Protection, VCR Plus+ and media recognition products.

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

Segment results were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Intellectual Property Licensing
US Pay TV Providers	$68,733	$43,567	$132,077	$76,877
Other	35,462	24,152	62,839	47,102
Revenues, net	104,195	67,719	194,916	123,979
Adjusted Operating Expenses (1)	20,817	17,697	45,004	31,854
Adjusted EBITDA (2)	83,378	50,022	149,912	92,125
Product
Platform Solutions	82,971	36,595	171,154	72,079
Software and Services	19,752	19,482	45,021	39,869
Other	1,640	1,449	3,231	7,702
Revenues, net	104,363	57,526	219,406	119,650
Adjusted Operating Expenses (1)	92,011	44,503	189,007	91,150
Adjusted EBITDA (2)	12,352	13,023	30,399	28,500
Corporate:
Adjusted Operating Expenses (1)	14,876	12,209	31,233	24,255
Adjusted EBITDA (2)	(14,876)	(12,209)	(31,233)	(24,255)
Consolidated:
Total Revenues, net	208,558	125,245	414,322	243,629
Adjusted Operating Expenses (1)	127,704	74,409	265,244	147,259
Adjusted EBITDA (2)	80,854	50,836	149,078	96,370
Depreciation	5,382	4,325	10,854	8,559
Amortization of intangible assets	41,678	19,030	83,378	38,162
Restructuring and asset impairment charges	9,374	—	13,913	2,333
Equity-based compensation	11,749	9,917	25,774	18,355
Transaction, transition and integration costs	5,108	6,043	12,307	6,043
Earnout amortization and settlement	959	1,189	1,917	1,189
Change in contingent consideration liability	398	—	74	—
Gain on settlement of acquired receivable	(2,537)	—	(2,537)	—
Change in franchise tax reserve	—	154	—	154
Operating income	8,743	10,178	3,398	21,575
Interest expense	(10,573)	(10,859)	(20,837)	(21,390)
Interest income and other, net	2,823	(14)	2,760	(31)
Loss on interest rate swaps	(1,856)	(5,507)	(1,335)	(18,594)
Loss on debt extinguishment	—	—	(108)	—
Loss on debt modification	—	—	(929)	—
Litigation settlement	—	—	(12,906)	—
Loss before income taxes	$(863)	$(6,202)	$(29,957)	$(18,440)

(1)
Adjusted Operating Expenses is defined as operating expenses excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration costs, gain on settlement of acquired receivable, retention earn-outs payable to former shareholders of acquired businesses, earn-out settlements, changes in contingent consideration and changes in franchise tax reserves.

(2)
Adjusted EBITDA is defined as operating income excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration costs, gain on settlement of acquired receivable, retention earn-outs payable to former shareholders of acquired businesses, earn-out settlements, changes in contingent consideration and changes in franchise tax reserves.

(15) Subsequent Event

On August 2, 2017, TiVo Corporation's Board of Directors declared a cash dividend of $0.18 per share, payable on September 21, 2017, to stockholders of record on September 7, 2017.

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

The Product segment consists primarily of the licensing of Company-developed IPG products and services to multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. We group our Product revenues into three verticals based on the products delivered to our customer: Platform Solutions; Software and Services; and Other. Platform Solutions includes revenue from licensing Company-developed IPG products and the TiVo service and selling TiVo-enabled devices. Software and Services includes revenue from licensing our metadata, advanced search and recommendation and data analytics products, as well as in-guide advertising revenue. Other revenue includes sales of legacy Analog Content Protection ("ACP"), VCR Plus+ and media recognition products.

Total Revenues, net for the three months ended June 30, 2017 increased by 67% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased revenue by $94.9 million. Total Revenues, net also increased compared to the prior year due to licenses executed in 2016 with large US Pay TV Providers. These revenue increases were partially offset by higher catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use in the three months ended June 30, 2016 and a decline in metadata and advertising revenue.

Our Intellectual Property Licensing contract with Comcast Corporation ("Comcast") expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, remains in effect through September 2017. The expiration of our intellectual property license with Comcast, as well as litigation initiated against Comcast, may result in a reduction of revenue and an increase in litigation costs. While the Company anticipates that Comcast will eventually execute a new intellectual property license, the length of time that Comcast is out of license prior to executing a new license is uncertain. The amount of revenue recognized in the reporting period a license is executed is uncertain and will depend on a variety of factors, including license terms such as duration, pricing, covered products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license and the length of time we remain in litigation with Comcast.

For the three months ended June 30, 2017, our Net loss was $4.8 million, or $0.04 per diluted share, compared to a Net loss of $9.4 million, or $0.11 per diluted share, in the prior year. The decreased loss was primarily due to the three months ended June 30, 2017 including $8.5 million of operating income from TiVo Solutions, increased revenue from licenses with large US Pay TV Providers executed in 2016, a $3.7 million favorable change in the fair value of our interest rate swap portfolio, a $3.1 million gain from the sale of strategic investments and benefits from cost saving initiatives. These benefits were partially offset by a $9.4 million restructuring charge primarily related to vacating a leased facility as part of the TiVo Integration Restructuring Plan.

Comparison of Three Months Ended June 30, 2017 and 2016

The consolidated results of operations for the three months ended June 30, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change $	Change %
Revenues, net:
Licensing, services and software	$198,964	$124,478	$74,486	60%
Hardware	9,594	767	8,827	1,151%
Total Revenues, net	208,558	125,245	83,313	67%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	39,281	24,682	14,599	59%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	11,767	283	11,484	4,058%
Research and development	46,592	23,668	22,924	97%
Selling, general and administrative	45,741	43,079	2,662	6%
Depreciation	5,382	4,325	1,057	24%
Amortization of intangible assets	41,678	19,030	22,648	119%
Restructuring and asset impairment charges	9,374	—	9,374	N/a
Total costs and expenses	199,815	115,067	84,748	74%
Operating income	8,743	10,178	(1,435)	(14)%
Interest expense	(10,573)	(10,859)	286	(3)%
Interest income and other, net	2,823	(14)	2,837	(20,264)%
Loss on interest rate swaps	(1,856)	(5,507)	3,651	(66)%
Loss before income taxes	(863)	(6,202)	5,339	(86)%
Income tax expense	3,908	3,206	702	22%
Net loss	$(4,771)	$(9,408)	$4,637	(49)%

	Six Months Ended June 30,
	2017	2016	Change $	Change %
Revenues, net:
Licensing, services and software	$389,514	$242,489	$147,025	61%
Hardware	24,808	1,140	23,668	2,076%
Total Revenues, net	414,322	243,629	170,693	70%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	81,587	46,990	34,597	74%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	25,988	512	25,476	4,976%
Research and development	95,514	45,732	49,782	109%
Selling, general and administrative	99,690	79,766	19,924	25%
Depreciation	10,854	8,559	2,295	27%
Amortization of intangible assets	83,378	38,162	45,216	118%
Restructuring and asset impairment charges	13,913	2,333	11,580	496%
Total costs and expenses	410,924	222,054	188,870	85%
Operating income	3,398	21,575	(18,177)	(84)%
Interest expense	(20,837)	(21,390)	553	(3)%
Interest income and other, net	2,760	(31)	2,791	(9,003)%
Loss on interest rate swaps	(1,335)	(18,594)	17,259	(93)%
Loss on debt extinguishment	(108)	—	(108)	N/a
Loss on debt modification	(929)	—	(929)	N/a
Litigation settlement	(12,906)	—	(12,906)	N/a
Loss before income taxes	(29,957)	(18,440)	(11,517)	62%
Income tax expense	9,475	8,620	855	10%
Net loss	$(39,432)	$(27,060)	$(12,372)	46%

Total Revenues, net

For the three months ended June 30, 2017, Total Revenues, net increased 67% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased revenue by $94.9 million. Total Revenues, net also increased compared to the prior year due to licenses executed in 2016 with large US Pay TV Providers. These revenue increases were partially offset by higher catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use in the three months ended June 30, 2016, the renewal of an iGuide service provider contract at a lower rate, the loss of revenue from TiVo Solutions prior to the TiVo Acquisition Date and a decline in metadata and advertising revenue.

For the six months ended June 30, 2017, Total Revenues, net increased 70% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased revenue by $179.7 million. Total Revenues, net also increased compared to the prior year due to licenses executed in 2016 with large US Pay TV Providers and new licenses executed in 2017 with OTT providers. These increases were partially offset by Comcast being out of license during six months ended June 30, 2017, the renewal of an iGuide service provider contract at a lower rate, the loss of revenue from TiVo Solutions prior to the TiVo Acquisition Date, a decline in advertising and metadata revenue and a continued decline in ACP revenue.

At the segment level, Intellectual Property Licensing and Product revenues increased $36.5 million and $46.8 million, respectively, for the three months ended June 30, 2017. Intellectual Property Licensing generated 50.0% and 54.1% of Total Revenues, net for the three months ended June 30, 2017 and 2016, respectively. As a result of the TiVo Acquisition, we anticipate Product revenues will become a larger portion of our Total Revenues, net in 2017.

At the segment level, Intellectual Property Licensing and Product revenues increased $70.9 million and $99.8 million, respectively, for the six months ended June 30, 2017. Intellectual Property Licensing generated 47.0% and 50.9% of Total Revenues, net for the six months ended June 30, 2017 and 2016, respectively.

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

For the three months ended June 30, 2017, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 59% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased costs by $16.1 million. Other than the effects of including TiVo Solutions in the results for the period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased $1.5 million from the prior period primarily due to a decrease in compensation costs.

For the six months ended June 30, 2017, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 74% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased costs by $32.8 million. Other than the effects of including TiVo Solutions in the results for the period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased $1.8 million from the prior period due to a $4.7 million increase in patent litigation and maintenance costs which primarily relate to the ongoing Comcast litigation, which were partially offset by a decrease in compensation costs.

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

For the three months ended June 30, 2017, the increase in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to TiVo Solutions' results for the period.

For the six months ended June 30, 2017, the increase in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to TiVo Solutions' results for the period and Transaction, transition and integration costs associated with the TiVo Acquisition of $1.0 million.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the three months ended June 30, 2017, Research and development expenses increased 97% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased costs by $23.9 million. Other than the effects of including TiVo Solutions in the results for the period, Research and development costs decreased $1.0 million primarily due to a decrease in compensation costs, partially offset by Transaction, transition and integration costs associated with the TiVo Acquisition of $1.5 million.

For the six months ended June 30, 2017, Research and development expenses increased 109% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased costs by $51.0 million. Other than the effects of including TiVo Solutions in the results for the period, Research and development costs decreased $1.2 million primarily due to a decrease in compensation costs and benefits from cost saving initiatives, partially offset by Transaction, transition and integration costs associated with the TiVo Acquisition of $2.8 million.

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

The 6% increase in Selling, general and administrative expenses during the three months ended June 30, 2017 was primarily due to the TiVo Acquisition as including TiVo Solutions' results for the period increased costs by $8.4 million. Other than the effects of including TiVo Solutions in the results for the period, Selling, general and administrative costs decreased $5.7 million primarily due to a $2.3 million reduction in Transaction, transition and integration costs associated with the TiVo Acquisition, a decrease in compensation costs, a $1.2 million final Veveo earn-out settlement in the prior year and benefits from cost saving initiatives.

The 25% increase in Selling, general and administrative expenses during the six months ended June 30, 2017 was primarily due to the TiVo Acquisition as including TiVo Solutions' results for the period increased costs by $21.0 million. Other than the effects of including TiVo Solutions in the results for the period, Selling, general and administrative costs decreased $1.1 million primarily as a result of a decrease in compensation costs and a $1.2 million final Veveo earn-out settlement in the prior year and benefits from cost saving initiatives, which were partially offset by a $2.1 million increase in Transaction, transition and integration costs associated with the TiVo Acquisition.

We anticipate incurring material transition and integration-related costs, primarily consisting of employee-related costs and information systems investments in connection with integrating the operations of TiVo Solutions with the operations of Rovi through 2017.

Depreciation and Amortization of intangible assets

For the three and six months ended June 30, 2017, Depreciation and Amortization of intangible assets increased from the prior year primarily due to the TiVo Acquisition. For the three and six months ended June 30, 2017, the inclusion of TiVo Solutions increased Depreciation by $2.2 million and $4.5 million, respectively and increased Amortization of intangible assets by $23.1 million and $46.1 million, respectively.

Restructuring and asset impairment charges

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, integration plans were implemented which are intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). We expect to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of the integration plans. We expect to generate over $100 million in annualized cost synergies from the TiVo Acquisition and expect to take actions that will ultimately produce over $65 million of run-rate synergies within one year of the TiVo Acquisition Date. As a result of these actions, Restructuring and asset impairment charges of $9.3 million and $13.2 million, respectively, were recognized in connection with the TiVo Integration Restructuring Plan in the three and six months ended June 30, 2017 primarily related to termination and transition agreements executed with former TiVo Solutions' employees. Restructuring and asset impairment charges for the three and six months ended June 30, 2017 also includes an impairment charge of $6.7 million from vacating a leased facility.

We expect to incur material restructuring costs in connection with the TiVo Integration Restructuring Plan through 2017.

Legacy Rovi Restructuring Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities (the "Legacy Rovi Restructuring Plans"), including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the corporate headquarters, and eliminating a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $0.1 million and $0.8 million were recognized in the three and six months ended June 30, 2017 and $2.3 million was recognized in the six months ended June 30, 2016.

Interest income and other, net

The $2.8 million and $2.8 million increase in Interest income and other, net during the three and six months ended June 30, 2017 was primarily due to a $3.1 million gain from the sale of strategic investments, partially offset by an increase in the loss from an equity method investment.

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

Loss on debt extinguishment and Loss on debt modification

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. The refinancing of Term Loan Facility B resulted in a Loss on debt extinguishment of $0.1 million and a Loss on debt modification of $0.9 million for the six months ended June 30, 2017. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows were not substantially different were accounted for as a debt modification.

Litigation settlement

On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares") in the Delaware Court of Chancery.

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a Litigation settlement loss of $12.9 million was recognized in the Condensed Consolidated Statements of Operations in the six months ended June 30, 2017. The Litigation settlement loss represents the settlement amount in excess of the amount due to the Dissenting Holders as merger consideration.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended June 30, 2017 of $3.9 million, which primarily consists of $2.8 million of foreign withholding taxes, $0.6 million of state income taxes, a $0.4 million increase in net deferred tax liabilities and $0.2 million of foreign income taxes. We recorded Income tax expense for the three months ended June 30, 2016 of $3.2 million, which primarily consists of $2.7 million foreign withholding taxes, $0.2 million of foreign income taxes and a $0.5 million increase in net deferred tax liabilities, which were partially offset by a benefit from state income taxes of $0.3 million.

We recorded Income tax expense for the six months ended June 30, 2017 of $9.5 million, which primarily consists of $7.0 million of foreign withholding taxes, $1.1 million of state income taxes, $0.7 million of foreign income taxes and a $0.7 million increase in net deferred tax liabilities. We recorded Income tax expense for the six months ended June 30, 2016 of $8.6 million, which primarily consists of $6.4 million foreign withholding taxes, $0.8 million of foreign income taxes and a $0.9 million increase in net deferred tax liabilities.

The year-over-year increase in foreign withholding taxes for three and six months ended June 30, 2017 was due to a larger portion of license fees received in 2017 coming from licensees in countries subject to foreign withholding taxes.

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

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the three and six months ended June 30, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change $	Change %
US Pay TV Providers	$68,733	$43,567	$25,166	58%
Other	35,462	24,152	11,310	47%
Intellectual Property Licensing Revenues	104,195	67,719	36,476	54%
Adjusted Operating Expenses	20,817	17,697	3,120	18%
Adjusted EBITDA	$83,378	$50,022	$33,356	67%
Adjusted EBITDA Margin	80.0%	73.9%

	Six Months Ended June 30,
	2017	2016	Change $	Change %
US Pay TV Providers	$132,077	$76,877	$55,200	72%
Other	62,839	47,102	15,737	33%
Intellectual Property Licensing Revenues	194,916	123,979	70,937	57%
Adjusted Operating Expenses	45,004	31,854	13,150	41%
Adjusted EBITDA	$149,912	$92,125	$57,787	63%
Adjusted EBITDA Margin	76.9%	74.3%

For the three months ended June 30, 2017, Intellectual Property Licensing revenue increased 54% compared to the prior year due to a 58% increase in US Pay TV Providers revenue and a 47% increase in Other revenue. Revenue from US Pay TV Providers increased primarily due to the inclusion of $29.9 million of TiVo Solutions revenue, which includes $5.6 million of catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use, and increased revenue from licenses executed in 2016 with large US Pay TV Providers, partially offset by higher catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use in the three months ended June 30, 2016 and the loss of revenue from TiVo Solutions prior to the TiVo Acquisition Date. The increase in Other revenue was primarily due to the inclusion of $11.0 million of TiVo Solutions revenue, which included $8.7 million in catch-up payments included in patent license agreements with consumer electronics customers intended to make us whole for the pre-license period of use.

For the six months ended June 30, 2017, Intellectual Property Licensing revenue increased 57% compared to the prior year due to a 72% increase in US Pay TV Providers revenue and a 33% increase in Other revenue. Revenue from US Pay TV Providers increased primarily due to the inclusion of $53.8 million of TiVo Solutions revenue and increased revenue from licenses executed in 2016 with large US Pay TV Providers. These increases were partially offset by the expiration of the Comcast license on March 31, 2016 and the loss of revenue from TiVo Solutions prior to the TiVo Acquisition Date. The increase in Other revenue was primarily due to the inclusion of $13.8 million of TiVo Solutions revenue, which included catch-up payments included in patent license agreements with consumer electronics customers intended to make us whole for the pre-license period of use and licenses executed with OTT providers in 2017.

Prior to the TiVo Acquisition Date, TiVo Solutions entered into intellectual property licenses and settlements with EchoStar, AT&T and Verizon Communications, Inc. These agreements expire in July 2018. Revenue from US Pay TV Providers includes $18.4 million and $37.1 million for the three and six months ended June 30, 2017, respectively, from these agreements. Based on current U.S. GAAP, revenue and cash received from the contractual minimums under these licenses are expected to be as follows (in thousands):

	Revenues	Cash Receipts
Remainder of 2017	$36,854	$58,456
2018	42,996	43,700
Total	$79,850	$102,156

Prior to the TiVo Acquisition Date, TiVo Solutions also entered into a software and patent non-assertion agreement with DirecTV, which expires in February 2018. Revenue for the three and six months ended June 30, 2017 from US Pay TV Providers includes $5.2 million and $10.4 million, respectively, from this agreement and we anticipate recognizing an additional $10.4 million in revenue during the remainder of 2017 and $2.6 million in the first quarter of 2018 from this agreement.

We do not anticipate that these agreements will be renewed on similar terms. We do, however, anticipate generating meaningful future revenues from licensing the TiVo Solutions patent portfolio to other parties (such as the Samsung license agreement entered into in the fourth quarter of 2016).

Intellectual Property Licensing Adjusted Operating Expenses increased 18% and 41% during the three and six months ended June 30, 2017, respectively, primarily due to the effect of including TiVo Solutions' results for the period and a $4.7 million increase in patent litigation and maintenance costs which primarily related to the ongoing Comcast litigation during the six months ended June 30, 2017. These cost increases were partially offset by decreases in compensation costs and benefits from cost saving initiatives.

Product

The Product segment's results of operations for the three months ended June 30, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change $	Change %
Platform Solutions	$82,971	$36,595	$46,376	127%
Software and Services	19,752	19,482	270	1%
Other	1,640	1,449	191	13%
Product Revenues	104,363	57,526	46,837	81%
Adjusted Operating Expenses	92,011	44,503	47,508	107%
Adjusted EBITDA	$12,352	$13,023	$(671)	(5)%
Adjusted EBITDA Margin	11.8%	22.6%

	Six Months Ended June 30,
	2017	2016	Change $	Change %
Platform Solutions	$171,154	$72,079	$99,075	137%
Software and Services	45,021	39,869	5,152	13%
Other	3,231	7,702	(4,471)	(58)%
Product Revenues	219,406	119,650	99,756	83%
Adjusted Operating Expenses	189,007	91,150	97,857	107%
Adjusted EBITDA	$30,399	$28,500	$1,899	7%
Adjusted EBITDA Margin	13.9%	23.8%

For the three months ended June 30, 2017, Product revenue increased 81% compared to the prior year as Platform Solutions revenues increased 127%, while Software and Services and Other revenue increased 1% and 13%, respectively. TiVo Solutions contributed $49.9 million and $4.1 million to Platform Solutions and Software and Services revenues, respectively. TiVo Solutions Product revenue includes $9.4 million of hardware sales for the three months ended June 30, 2017. Hardware revenue is expected to decrease in the future as multiple system operator partners shift to deploying the TiVo service on third-party hardware resulting in a decrease in the number of TiVo manufactured set-top boxes sold to multiple system operator partners. Other than the effects of including TiVo Solutions in the results for the period, Platform Solutions revenue decreased $3.5 million primarily as a result of lower Passport revenue and the renewal of an iGuide service provider contract at a lower rate. Other than the effects of including TiVo Solutions in the results for the period, Software and Services revenue decreased $3.8 million as a result of a decline in metadata and advertising revenue. Other revenue primarily consists of ACP revenue, which is expected to decline in the future.

For the six months ended June 30, 2017, Product revenue increased 83% compared to the prior year as Platform Solutions revenues increased 137%, while Software and Services and Other revenue increased 13% and decreased 58%, respectively. TiVo Solutions contributed $103.2 million and $8.9 million to Platform Solutions and Software and Services revenues, respectively. TiVo Solutions Product revenue includes $22.1 million of hardware sales for the six months ended June 30, 2017. Other than the effects of including TiVo Solutions in the results for the period, Platform Solutions revenue decreased $4.1 million primarily as a result of the renewal of an iGuide service provider contract at a lower rate. Other than the effects of including TiVo Solutions in the results for the period, Software and Services revenue decreased $3.7 million as a result of a decline in advertising and metadata revenues. The $4.5 million decline in Other revenue was the result of a continued decline in ACP revenue.

Product Adjusted Operating Expenses increased 107% and 107% for the three and six months ended June 30, 2017, respectively, compared to the prior year primarily as a result of including TiVo Solutions' results for the period, partially offset by lower compensation costs and benefits from cost saving initiatives.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three and six months ended June 30, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change $	Change %
Adjusted Operating Expenses	$14,876	$12,209	$2,667	22%

	Six Months Ended June 30,
	2017	2016	Change $	Change %
Adjusted Operating Expenses	$31,233	$24,255	$6,978	29%

For the three and six months ended June 30, 2017, the increase in Corporate Adjusted Operating Expenses reflects the effect of including TiVo Solutions in results for the period, offset by a decrease in compensation costs and benefits from cost saving initiatives.

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

As of June 30, 2017, we had $89.9 million in Cash and cash equivalents, $123.6 million in Short-term marketable securities and $102.8 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $231.9 million held by our foreign subsidiaries as of June 30, 2017. Due to our net operating loss carryforwards, we could repatriate amounts to the U.S. with minimal income tax impacts.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2017 compared to the prior year were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change $	Change %
Net cash provided by operating activities	$25,060	$45,984	$(20,924)	(46)%
Net cash (used in) provided by investing activities	(84,562)	3,309	(87,871)	(2,656)%
Net cash used in financing activities	(44,711)	(963)	(43,748)	4,543%
Effect of exchange rate changes on cash and cash equivalents	1,481	1,269	212	17%
Net (decrease) increase in cash and cash equivalents	$(102,732)	$49,599	$(152,331)	(307)%

Net cash provided by operating activities for the six months ended June 30, 2017 decreased $20.9 million, The decrease was primarily due to the timing of collections on Accounts receivable, net, higher cash bonus payments in 2017, payments made to DISH in connection with the 2016 agreement described below and payments made in connection with the TiVo Integration Restructuring Plan, partially offset by benefits from the TiVo Acquisition. We expect to make material cash payments for restructuring actions in connection with the TiVo Integration Restructuring Plan through the end of 2017. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K, which are incorporated by reference herein.

In August 2016, Rovi entered into a 10-year patent license agreement with DISH Network Corporation ("DISH"). As part of the agreement, DISH agreed to provide TiVo Inc. with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Inc. providing DISH certain TiVo Inc. products during the license term and cash payments by TiVo Inc. to DISH of $60.3 million, of which $15.0 million was paid in the second quarter of 2017 and $15.0 million was paid in the fourth quarter of 2016 with the remainder due by the end of the third quarter of 2017. The agreement with DISH is described in more detail in Note 10 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Net cash (used in) provided by investing activities for the six months ended June 30, 2017 decreased $87.9 million. On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal in the Delaware Court of Chancery. On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. For additional details regarding the settlement with the Dissenting Holders, see Note 2 and Note 10 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which are incorporated by reference herein. In addition to the cash payments and receipts associated with the Dissenting Holders, net proceeds from marketable security investment activities increased by $2.8 million compared to the prior year. Our capital expenditures are primarily associated with infrastructure projects designed to integrate the TiVo Acquisition. We anticipate capital expenditures to grow our business and strengthen our operations infrastructure of between $35 million and $45 million in 2017.

Net cash used in financing activities for the six months ended June 30, 2017 includes $43.3 million in dividend payments and $11.3 million in tax withholding payments from the net share settlement of restricted awards, partially offset by the receipt of $14.4 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. Net cash used in financing activities for the six months ended June 30, 2017 also includes the effect of refinancing Term Loan Facility B and $3.5 million in principal payments on Term Loan Facility B.

Net cash used in financing activities for the six months ended June 30, 2016 includes $4.0 million in tax withholding payments from the net share settlement of restricted awards and $3.5 million in principal payments on Term Loan Facility B offset by the receipt of $7.3 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

On August 2, 2017, we declared a cash dividend of $0.18 per share, payable on September 21, 2017 to stockholders of record on September 7, 2017.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$304,614	$345,000	$297,646
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	679,000	674,206	682,500	677,038
Total	$1,024,048	$978,868	$1,027,548	$974,732

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. As of June 30, 2017, the 2020 Convertible Notes are convertible at a conversion rate of 35.2777 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $28.3465 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. As of June 30, 2017, the 2021 Convertible Notes are convertible at a conversion rate of 22.0534 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $38.3478 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation.

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

In September 2016, TiVo Solutions entered into an agreement with DISH under which DISH agreed to provide TiVo Solutions with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million, of which $15.0 million was paid in the second quarter of 2017 and $15.0 million was paid in the fourth quarter of 2016 with the remainder due by the end of the third quarter of 2017.

Other than the items described above, our contractual obligations have not changed materially since December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is contained in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Management believes that there have been no significant changes to the risk factors associated with our business during the three months ended June 30, 2017, as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.

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

The following table provides information about the Company's purchases of its common stock during the three months ended June 30, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2017	—	$—	—	$150,000.0
May 2017	—	$—	—	$150,000.0
June 2017	—	$—	—	$150,000.0
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended June 30, 2017, the Company withheld 0.1 million shares of common stock to satisfy $1.7 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

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

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ Thomas Carson
August 3, 2017		Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
August 3, 2017		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
August 3, 2017		Wesley Gutierrez
Chief Accounting Officer and Treasurer