Form 10-Q
period 2017-09-30
TiVo Corp
filed 2017-11-02
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(in thousands)	Outstanding as of
Class	October 27, 2017
Common Stock	122,054

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$92,787	$192,627
Short-term marketable securities	132,418	117,084
Accounts receivable, net	191,010	147,142
Inventory	11,710	13,186
Prepaid expenses and other current assets	47,449	37,400
Total current assets	475,374	507,439
Long-term marketable securities	88,112	128,929
Property and equipment, net	44,339	48,372
Intangible assets, net	685,455	806,838
Goodwill	1,813,236	1,812,118
Other long-term assets	66,235	17,147
Total assets	$3,172,751	$3,320,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$124,977	$226,451
Deferred revenue	67,445	49,145
Current portion of long-term debt	7,000	7,000
Total current liabilities	199,422	282,596
Taxes payable, less current portion	4,936	4,893
Deferred revenue, less current portion	43,521	43,545
Long-term debt, less current portion	973,957	967,732
Deferred tax liabilities, net	78,399	77,454
Other long-term liabilities	28,528	34,987
Total liabilities	1,328,763	1,411,207
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 123,040 shares issued and 121,895 shares outstanding as of September 30, 2017; and 120,526 shares issued and 120,061 shares outstanding as of December 31, 2016	123	121
Treasury stock, 1,145 shares and 465 shares as of September 30, 2017 and December 31, 2016, respectively, at cost	(22,430)	(9,646)
Additional paid-in capital	3,280,689	3,280,905
Accumulated other comprehensive loss	(3,304)	(7,049)
Accumulated deficit	(1,411,090)	(1,354,695)
Total stockholders’ equity	1,843,988	1,909,636
Total liabilities and stockholders’ equity	$3,172,751	$3,320,843

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net:
Licensing, services and software	$188,031	$148,509	$577,545	$390,998
Hardware	9,867	4,612	34,675	5,752
Total Revenues, net	197,898	153,121	612,220	396,750
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	42,811	31,661	124,398	78,651
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	9,889	4,560	35,877	5,072
Research and development	48,872	30,380	144,386	76,112
Selling, general and administrative	47,431	54,697	147,121	134,463
Depreciation	5,015	4,622	15,869	13,181
Amortization of intangible assets	41,722	24,925	125,100	63,087
Restructuring and asset impairment charges	3,710	22,311	17,623	24,644
Total costs and expenses	199,450	173,156	610,374	395,210
Operating (loss) income	(1,552)	(20,035)	1,846	1,540
Interest expense	(10,990)	(11,021)	(31,827)	(32,411)
Interest income and other, net	1,059	353	3,819	322
(Loss) income on interest rate swaps	(39)	1,697	(1,374)	(16,897)
TiVo Acquisition litigation	(1,100)	—	(14,006)	—
Loss on debt extinguishment	—	—	(108)	—
Loss on debt modification	—	—	(929)	—
Loss before income taxes	(12,622)	(29,006)	(42,579)	(47,446)
Income tax expense (benefit)	4,341	(83,445)	13,816	(74,825)
(Loss) income from continuing operations, net of tax	(16,963)	54,439	(56,395)	27,379
Loss from discontinued operations, net of tax	—	(4,517)	—	(4,517)
Net (loss) income	$(16,963)	$49,922	$(56,395)	$22,862

Basic (loss) earnings per share:
Continuing operations	$(0.14)	$0.60	$(0.47)	$0.32
Discontinued operations	—	(0.05)	—	(0.05)
Basic (loss) earnings per share	$(0.14)	$0.55	$(0.47)	$0.27
Weighted average shares used in computing basic per share amounts	120,935	91,131	119,994	84,895

Diluted (loss) earnings per share:
Continuing operations	$(0.14)	$0.59	$(0.47)	$0.32
Discontinued operations	—	(0.05)	—	(0.05)
Diluted (loss) earnings per share	$(0.14)	$0.54	$(0.47)	$0.27
Weighted average shares used in computing diluted per share amounts	120,935	92,144	119,994	85,858

Dividends declared per share	$0.18	$—	$0.54	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(16,963)	$49,922	$(56,395)	$22,862
Other comprehensive income, net of tax:
Foreign currency translation adjustment	267	452	3,394	2,636
Unrealized gains (losses) on marketable securities	82	(282)	351	493
Other comprehensive income, net of tax	349	170	3,745	3,129
Comprehensive (loss) income	$(16,614)	$50,092	$(52,650)	$25,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(56,395)	$22,862
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	4,517
Depreciation	15,869	13,181
Amortization of intangible assets	125,100	63,087
Amortization of convertible note discount and note issuance costs	11,016	10,468
Restructuring and asset impairment charges	17,623	24,644
Equity-based compensation	38,781	32,031
Change in fair value of interest rate swaps	(5,102)	9,716
TiVo Acquisition litigation	14,006	—
Loss on debt extinguishment	108	—
Loss on debt modification	929	—
Deferred income taxes	1,035	(87,512)
Other operating, net	(3,358)	1,548
Changes in operating assets and liabilities:
Accounts receivable	(42,155)	(9,798)
Inventory	1,476	1,260
Prepaid expenses and other current assets and other long-term assets	(58,411)	(10,737)
Accounts payable and accrued expenses and other long-term liabilities	(29,680)	2,663
Taxes payable	2,141	(1,827)
Deferred revenue	18,276	2,071
Net cash provided by operating activities	51,259	78,174
Cash flows from investing activities:
Payments for purchase of short- and long-term marketable securities	(121,979)	(132,159)
Proceeds from sales or maturities of short- and long-term marketable securities	150,261	183,992
Cash acquired in Tivo Acquisition, net of cash paid	—	166,312
Return of cash paid for TiVo Acquisition	25,143	—
Payment to Dissenting Holders in TiVo Acquisition	(117,030)	—
Payments for purchase of property and equipment	(22,534)	(15,810)
Payments for purchase of patents	(2,000)	(2,500)
Other investing, net	(67)	(48)
Net cash (used in) provided by investing activities	(88,206)	199,787
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	681,552	—
Principal payments on long-term debt	(687,750)	(5,250)
Payments for dividends	(65,238)	—
Payments for purchase of warrants	—	(2,923)
Proceeds from sale of call options	—	5,706
Payments for contingent consideration and deferred holdback	(2,650)	(750)
Payments for withholding taxes related to net settlement of restricted awards	(12,784)	(9,365)
Proceeds from exercise of employee stock options and employee stock purchase plan	22,364	13,964
Net cash (used in) provided by financing activities	(64,506)	1,382
Effect of exchange rate changes on cash and cash equivalents	1,613	1,598
Net (decrease) increase in cash and cash equivalents	(99,840)	280,941
Cash and cash equivalents at beginning of period	192,627	101,675
Cash and cash equivalents at end of period	$92,787	$382,616

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

Concentrations of Risk

Customers representing 10% or more of Total Revenues, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
AT&T Inc. ("AT&T")	14%	13%	14%	13%
Charter Communications Inc.	(1)	(1)	(1)	11%

(1) Customer represented less than 10% of Total Revenues, net.

Substantially all of the Company's revenue from AT&T is reported in the Intellectual Property Licensing segment.

Customers representing 10% or more of Accounts receivable, net were as follows.

	September 30, 2017	December 31, 2016
AT&T	22%	15%
Virgin Media Inc.	(1)	13%

(1) Customer represented less than 10% of Accounts receivable, net.

The TiVo service is enabled through the use of a DVR manufactured by a third-party contract manufacturer. The Company also relies on third parties with whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with the Company or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

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

Standards Pending Adoption

In March 2017, the FASB shortened the amortization period for certain investments in callable debt securities held at a premium to the earliest call date. Application of the shortened amortization period is effective for the Company in the first quarter of 2019 on a modified retrospective basis, with early application permitted. The Company does not expect application of the shortened amortization period to have a material effect on its Condensed Consolidated Financial Statements.

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

In October 2016, the FASB amended its guidance on the tax effects of intra-entity transfers of assets other than inventory. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for the Company in the first quarter of 2018 and is required to be applied on a modified retrospective basis. Early application is permitted. The Company does not expect application of the amended guidance to have a material effect on its Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach, with early application permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements and expects to recognize its existing operating lease commitments as operating lease liabilities and right-of-use assets.

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The amendments address how revenue is recognized in order to improve comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended revenue standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the FASB amended its guidance related to the capitalization and amortization of the incremental costs of obtaining a contract with a customer. The amendments also require enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The amendments are effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. The Company expects to initially apply the amendments in the first quarter of 2018 using the modified retrospective transition approach.

While the Company has not finalized its evaluation of the effect of the amended revenue recognition standard on its Condensed Consolidated Financial Statements, revenue from both its fixed-fee and per-unit intellectual property licensees may be materially impacted. Under the amended revenue recognition standard, the Company may be required to recognize a substantial portion of license fees under a fixed-fee intellectual property license agreement at inception of the agreement, as opposed to recognizing the license fees ratably over the license term, which is its practice in accordance with existing U.S. GAAP. This could impact revenue recognition for all fixed-fee intellectual property license agreements, including certain fixed-fee agreements that license the Company's existing intellectual property portfolio and intellectual property that is added to the Company's portfolio during the term of the license. In addition, in accordance with existing U.S. GAAP, the Company currently recognizes revenue from per-unit royalty licenses with certain consumer electronics manufacturers and third party IPG providers in the period the licensee reports its sales, which is generally in the quarter after the underlying sales by the licensee occurred. On adoption of the amended revenue recognition standard, per-unit royalties are recognized as revenue during the period in which the licensee's sales are estimated to have occurred, which results in an adjustment to revenue when actual amounts are subsequently reported by the Company's licensees. In addition, some deferred revenue recognized in accordance with existing U.S. GAAP could be eliminated as part of the effect of adoption. The Company is evaluating the effect of the amended revenue recognition standard on its Condensed Consolidated Financial Statements

In accordance with existing U.S. GAAP, cost deferrals related to obtaining a contract have been minimal; however, under the amended cost capitalization guidance, the deferral of incremental costs to obtain a contract with a customer are expected to be more significant. Any incremental costs to obtain a contract with a customer capitalized would be amortized over a period of time commensurate with the period of benefit, which may exceed the contract term, and would be subject to periodic impairment reviews. The Company is currently assessing the types and amounts of costs requiring capitalization and the associated amortization period.

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

TiVo Solutions' results of operations and cash flows have been included in the Condensed Consolidated Financial Statements for periods subsequent to September 7, 2016. For the three months ended September 30, 2017, TiVo Corporation's results include revenue and operating loss from TiVo Solutions of $85.1 million and $0.6 million, respectively. For the nine months ended September 30, 2017, TiVo Corporation's results include revenue and operating loss from TiVo Solutions of $264.8 million and $1.9 million, respectively.

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

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a TiVo Acquisition litigation loss of $12.9 million was recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017. The TiVo Acquisition litigation loss includes the settlement amount in excess of the amount due to the Dissenting Holders as merger consideration.

In the three months ended September 30, 2017, a $1.1 million loss was recognized related to a separate TiVo Acquisition litigation matter.

Final Purchase Price Allocation

The Condensed Consolidated Financial Statements have been prepared using the acquisition method of accounting under U.S. GAAP with Rovi treated as the acquirer of TiVo Solutions for accounting purposes. Under the acquisition method of accounting, the purchase consideration delivered by TiVo Corporation to complete the TiVo Acquisition was allocated to the assets acquired and liabilities assumed generally based on their fair value at the TiVo Acquisition Date. TiVo Corporation has made significant estimates and assumptions in determining the fair value of the assets acquired and liabilities assumed based on discussions with TiVo Solutions’ management and TiVo Corporation’s informed insights into the industries in which TiVo Solutions competes.

Changes in the preliminary purchase price allocation from December 31, 2016 to the end of the measurement period were as follows (in thousands):

	December 31, 2016	Measurement Period Adjustments	September 30, 2017
Prepaid expenses and other current assets and other long-term assets	$25,909	$2	$25,911
Goodwill	468,330	932	469,262
Accounts payable and accrued expenses and other long-term liabilities	(73,456)	(1,175)	(74,631)
Deferred tax liabilities, net	(97,305)	241	(97,064)
Total merger consideration	1,129,726	—	1,129,726

If the measurement period adjustments had been recognized as of the TiVo Acquisition Date, their effect on Net (loss) income for the three and nine months ended September 30, 2017 would have been immaterial.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Total Revenues, net	$211,724	$619,885
Net loss	$(35,712)	$(118,906)
Basic loss per share	$(0.31)	$(1.03)
Diluted loss per share	$(0.31)	$(1.03)

The unaudited pro forma financial information includes material, nonrecurring pro forma adjustments directly attributable to the TiVo Acquisition primarily related to a reduction in revenues and costs to adjust TiVo Solutions' historical deferred revenue amortization and deferred technology cost amortization to fair value, the elimination of intercompany revenue as TiVo Solutions purchased products from Rovi prior to the TiVo Acquisition Date, adjustments to the amortization of intangible assets, adjustments for direct and incremental acquisition-related costs and the related tax effects, as well as Rovi's deferred tax asset valuation allowance release as a result of the TiVo Acquisition reflected in the historical financial statements. The unaudited pro forma financial information does not include any cost saving synergies from operating efficiencies or the effect of incremental costs incurred from integrating the companies.

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

(4) Financial Statement Details

Accounts receivable, net (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable, gross	$193,223	$149,105
Less: Allowance for doubtful accounts	(2,213)	(1,963)
Accounts receivable, net	$191,010	$147,142

Inventory (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$3,134	$1,595
Finished goods	8,576	11,591
Inventory	$11,710	$13,186

Property and equipment, net (in thousands):

	September 30, 2017	December 31, 2016
Computer software and equipment	$154,039	$136,776
Leasehold improvements	27,061	26,201
Furniture and fixtures	7,063	6,627
Property and equipment, gross	188,163	169,604
Less: Accumulated depreciation and amortization	(143,824)	(121,232)
Property and equipment, net	$44,339	$48,372

Accounts payable and accrued expenses (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$11,027	$29,218
Accrued compensation and benefits	34,712	54,571
Accrual for merger consideration	—	78,981
Other accrued liabilities	79,238	63,681
Accounts payable and accrued expenses	$124,977	$226,451

Supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2017	2016
Significant noncash transactions
Fair value of shares issued in connection with TiVo Acquisition	$536	$751,385

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$33,753	$—	$—	$33,753
Cash equivalents - Money market funds	59,034	—	—	59,034
Cash and cash equivalents	$92,787	$—	$—	$92,787

Auction rate securities	$10,800	$—	$(216)	$10,584
Corporate debt securities	96,853	5	(108)	96,750
Foreign government obligations	2,248	—	(4)	2,244
U.S. Treasuries / Agencies	111,205	—	(253)	110,952
Marketable securities	$221,106	$5	$(581)	$220,530
Cash, cash equivalents and marketable securities				$313,317

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,969	$—	$—	$50,969
Cash equivalents - Money market funds	141,658	—	—	141,658
Cash and cash equivalents	$192,627	$—	$—	$192,627

Auction rate securities	$10,800	$—	$(432)	$10,368
Corporate debt securities	106,128	8	(215)	105,921
Foreign government obligations	2,246	—	(8)	2,238
U.S. Treasuries / Agencies	127,734	14	(262)	127,486
Marketable securities	$246,908	$22	$(917)	$246,013
Cash, cash equivalents and marketable securities				$438,640

The Company attributes unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities are comprised solely of AAA-rated federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.

As of September 30, 2017, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$132,637	$132,418
Due in 1-2 years	77,669	77,528
Due in more than 2 years	10,800	10,584
Total	$221,106	$220,530

As of September 30, 2017 and December 31, 2016, non-marketable equity securities accounted for under the equity method had a carrying amount of $1.0 million and $1.6 million, respectively, and non-marketable equity securities accounted for under the cost method had a carrying amount of $2.7 million and $2.7 million, respectively. We periodically review our non-marketable equity securities for potential impairment. No impairments were recognized during the three and nine months ended September 30, 2017 on non-marketable equity securities.

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

Recurring Fair Value Measurements
Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	September 30, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$59,034	$59,034	$—	$—
Short-term marketable securities
Corporate debt securities	56,595	—	56,595	—
Foreign government obligations	2,244	—	2,244	—
U.S. Treasuries / Agencies	73,579	—	73,579	—
Long-term marketable securities
Auction rate securities	10,584	—	—	10,584
Corporate debt securities	40,155	—	40,155	—
U.S. Treasuries / Agencies	37,373	—	37,373	—
Total Assets	$279,564	$59,034	$209,946	$10,584
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(3,451)	$—	$—	$(3,451)
Other long-term liabilities
Interest rate swaps	(14,850)	—	(14,850)	—
Total Liabilities	$(18,301)	$—	$(14,850)	$(3,451)

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$141,658	$141,658	$—	$—
Short-term marketable securities
Corporate debt securities	76,568	—	76,568	—
U.S. Treasuries / Agencies	40,516	—	40,516	—
Long-term marketable securities
Auction rate securities	10,368	—	—	10,368
Corporate debt securities	29,353	—	29,353	—
Foreign government obligations	2,238	—	2,238	—
U.S. Treasuries / Agencies	86,970	—	86,970	—
Total Assets	$387,671	$141,658	$235,645	$10,368
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(1,988)	$—	$—	$(1,988)
Interest rate swaps	(648)	—	(648)	—
Other long-term liabilities
Cubiware contingent consideration	(3,285)	—	—	(3,285)
Interest rate swaps	(19,303)	—	(19,303)	—
Total Liabilities	$(25,224)	$—	$(19,951)	$(5,273)

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three and nine months ended September 30, 2017 and 2016, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended September 30,
	2017		2016
	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$10,584	$(5,715)	$10,260	$—
Assumed in TiVo Acquisition	—	—	—	(7,542)
Settlements	—	2,650	—	—
Loss included in earnings	—	(386)	—	(67)
Unrealized gains included in other comprehensive income	—	—	108	—
Balance at end of period	$10,584	$(3,451)	$10,368	$(7,609)

For the three months ended September 30, 2017, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense as a $243 thousand cost related to remeasurement of the liability and $143 thousand of Interest expense related to accretion of the liability to future value.

	Nine Months Ended September 30,
	2017		2016
	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$10,368	$(5,273)	$10,260	$—
Assumed in TiVo Acquisition	—	—	—	(7,542)
Settlements	—	2,650	—	—
Loss included in earnings	—	(828)	—	(67)
Unrealized gains included in other comprehensive income	216	—	108	—
Balance at end of period	$10,584	$(3,451)	$10,368	$(7,609)

For the nine months ended September 30, 2017, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense as a $0.3 million cost related to remeasurement of the liability and $0.5 million of Interest expense related to accretion of the liability to future value.

Non-recurring Fair Value Measurements

In May 2017, TiVo Corporation vacated a portion of a leased facility as part of its ongoing TiVo Integration Restructuring Plan (as described in Note 8) resulting in a $6.7 million loss on the impairment of certain property and equipment, principally leasehold improvements. The fair value of the impaired assets was estimated using a discounted cash flow analysis that incorporated among other items, the timing and amount of expected future cash flows associated with the assets, income tax rates, and economic and market conditions, as well as a risk adjusted discount rate. The fair value of the impaired assets would be classified in Level 2 of the fair value hierarchy.

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

The fair value of contingent consideration liabilities related to acquisitions is estimated utilizing a probability-weighted discounted cash flow analysis based on the terms of the underlying purchase agreement. The significant unobservable inputs used in calculating the fair value of contingent consideration liabilities related to acquisitions include financial performance scenarios, the probability of achieving those scenarios and the risk adjusted discount rate.

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

Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$308,167	$347,367	$297,646	$349,140
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	672,742	678,943	677,038	686,766
Total Long-term debt	$980,957	$1,026,358	$974,732	$1,035,954

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

(7) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows (in thousands):

	Intellectual Property Licensing	Product	Total
Beginning of period	$1,291,120	$520,998	$1,812,118
TiVo Acquisition	212	720	932
Foreign currency translation	—	186	186
End of period	$1,291,332	$521,904	$1,813,236

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

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2017
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,034,128	$(654,102)	$380,026
Existing contracts and customer relationships	402,936	(120,496)	282,440
Content databases and other	59,697	(50,708)	8,989
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,505,061	(833,606)	671,455
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,519,061	$(833,606)	$685,455

	December 31, 2016
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,031,280	$(586,800)	$444,480
Existing contracts and customer relationships	402,143	(64,123)	338,020
Content databases and other	59,390	(49,052)	10,338
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,501,113	(708,275)	792,838
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,515,113	$(708,275)	$806,838

Patent Acquisitions

In the nine months ended September 30, 2017, the Company purchased a portfolio of patents for $2.0 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

In January 2016, the Company purchased a portfolio of patents for $2.5 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

Future Amortization

As of September 30, 2017, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2017	$41,538
2018	147,432
2019	109,996
2020	109,172
2021	66,363
Thereafter	196,954
Total	$671,455

(8) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Facility-related costs	$3,034	$—	$4,244	$214
Severance costs	220	7,580	4,260	7,968
Share-based payments	456	14,731	2,374	14,731
Contract termination costs	—	—	4	1,279
Asset impairment	—	—	6,741	452
Restructuring and asset impairment charges	$3,710	$22,311	$17,623	$24,644

Accrued restructuring costs were as follows (in thousands):

	September 30, 2017	December 31, 2016
Facility-related costs	$3,006	$758
Severance costs	668	3,796
Contract termination costs	68	183
Accrued restructuring costs	$3,742	$4,737

We expect a substantial portion of the Accrued restructuring costs, including those associated with the TiVo Acquisition, to be paid at various dates through December 31, 2017.

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing its integration plans which are intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As a result of these integration plans, TiVo Corporation expects to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts. In May 2017, TiVo Corporation vacated a portion of a leased facility resulting in a $6.7 million loss on the impairment of certain property and equipment, principally leasehold improvements. Restructuring activities related to the TiVo Integration Restructuring Plan for the nine months ended September 30, 2017 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$224	$3,610	$(1,204)	$—	$(237)	$2,393
Severance costs	3,504	4,413	(7,354)	—	(31)	532
Share-based payments	—	2,374	—	(2,374)	—	—
Contract termination costs	63	4	(67)	—	—	—
Asset impairment	—	6,741	—	(6,741)	—	—
Total	$3,791	$17,142	$(8,625)	$(9,115)	$(268)	$2,925

Legacy TiVo Solutions Restructuring Plans

In the nine months ended September 30, 2017, certain termination benefits were offered by TiVo Solutions in connection with the elimination of a number of positions prior to the TiVo Acquisition Date (the "Legacy TiVo Solutions Restructuring Plans") expired. As a result of these termination benefits expiring unused, Restructuring and asset impairment charges recognized for the nine months ended September 30, 2017 were reduced by $0.2 million. As of September 30, 2017, the Legacy TiVo Solutions Restructuring Plans were completed and no Accrued restructuring costs are included in the Condensed Consolidated Balance Sheets related to the Legacy TiVo Solutions Restructuring Plans.

Legacy Rovi Restructuring Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities (the "Legacy Rovi Restructuring Plans"), including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the corporate headquarters, and eliminated a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of changes in estimates related to sublease rental rates expected to be obtained for vacated facilities, Restructuring and asset impairment charges were reduced by $0.2 million in the three months ended September 30, 2017. As a result of the Legacy Rovi Restructuring Plans, Restructuring and asset impairment charges of $0.6 million and $2.3 million, respectively, were recognized in the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, Accrued restructuring costs of $0.8 million are included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plans.

(9) Debt and Interest Rate Swaps

A summary of the Company's financing arrangements was as follows (dollars in thousands):

				September 30, 2017		December 31, 2016
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$308,167	$345,000	$297,646
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	677,250	672,742	682,500	677,038
Total Long-term debt				$1,022,298	980,957	$1,027,548	974,732
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$973,957		$967,732

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2017, the 2020 Convertible Notes are convertible at a conversion rate of 35.6341 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $28.0630 per share of TiVo Corporation common stock.

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

	September 30, 2017	December 31, 2016
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(32,716)	(42,144)
Less: Unamortized debt issuance costs	(4,117)	(5,210)
Carrying amount	$308,167	$297,646

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stated interest	$431	$431	$1,294	$1,294
Amortization of debt discount	3,179	3,035	9,428	9,000
Amortization of debt issuance costs	374	338	1,093	988
Total interest expense	$3,984	$3,804	$11,815	$11,282

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

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes, Rovi paid $64.8 million to purchase call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of September 30, 2017, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 12.3 million shares of TiVo Corporation's common stock at an exercise price of $28.0630 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes, Rovi received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of September 30, 2017, the warrants have an exercise price of $38.9764 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2017, the 2021 Convertible Notes are convertible at a conversion rate of 22.0534 shares of

TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $38.3478 per share of TiVo Corporation common stock.

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

The refinancing of Term Loan Facility B resulted in a Loss on debt extinguishment of $0.1 million and a Loss on debt modification of $0.9 million for the nine months ended September 30, 2017. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows was not substantially different were accounted for as a debt modification.

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

Debt Maturities

As of September 30, 2017, aggregate expected future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2017	$1,750
2018	7,000
2019 (1)	352,000
2020	7,000
2021	654,548
Total	$1,022,298

(1)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as (Loss) income on interest rate swaps in the Condensed Consolidated Statements of Operations. Amounts are presented in the Condensed Consolidated Balance Sheets after considering the right of offset and the effect of master netting agreements. During the three months ended September 30, 2017 and 2016, the Company recorded a loss of $39 thousand and a gain of $1.7 million, respectively, from adjusting its interest rate swaps to fair value. During the nine months ended September 30, 2017 and 2016, the Company recorded a loss of $1.4 million and $16.9 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	September 30, 2017	December 31, 2016	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
May 2012	April 2014	March 2017	$—	$215,000	(1)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a fixed interest rate which gradually increased from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ended in March 2017.

(10) Commitments and Contingencies

Purchase Commitments

In August 2016, Rovi entered into a 10-year patent license agreement with DISH. Under the terms of the license agreement, DISH will pay a monthly, per-subscriber license fee to Rovi for the period beginning on April 5, 2016 consistent with Rovi’s existing licensing program for its largest pay TV providers. In addition, DISH agreed to provide TiVo Solutions with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million in the aggregate, of which $30.3 million was paid in the third quarter of 2017, $15.0 million was paid in the second quarter of 2017 and $15.0 million was paid in the fourth quarter of 2016. The TiVo Solutions release and covenant transaction is being recognized as a reduction to revenue over the license term in the Condensed Consolidated Statements of Operations. No changes were made to the prior, existing patent settlement between EchoStar Corporation and DISH Network Corporation (together, "EchoStar"), and TiVo Solutions as a result of this agreement.

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s purchase commitments based on its business needs prior to firm orders being placed. As of September 30, 2017, the Company had total purchase commitments for inventory of $8.7 million, of which $1.3 million was accrued in the Condensed Consolidated Balance Sheets.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services. TiVo Solutions has also indemnified certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. The Company’s obligation under its indemnification agreements with customer and business partners would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws.

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

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings, including intellectual property, commercial, securities and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The Company believes it has recorded adequate provisions for any such matters and, as of September 30, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Legal costs are expensed as incurred. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements.

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

The number of shares used to calculate Basic EPS and Diluted EPS were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares used in computing basic per share amounts	120,935	91,131	119,994	84,895
Dilutive effect of equity-based compensation awards	—	1,013	—	963
Weighted average shares used in computing diluted per share amounts	120,935	92,144	119,994	85,858

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted awards	5,234	1,483	4,444	2,176
Stock options	2,544	3,332	3,004	3,497
2020 Convertible Notes (1)	12,294	11,936	12,294	11,936
2021 Convertible Notes (1)	1	1,470	1	494
Warrants related to 2020 Convertible Notes (1)	12,079	11,936	12,079	11,936
Weighted average potential shares excluded from the calculation of Diluted EPS	32,152	30,157	31,822	30,039

(1)	See Note 9 for additional details.

The calculation of earnings per share for the three and nine months ended September 30, 2016 excludes 3.8 million shares of TiVo Corporation common stock that were potentially issuable to Dissenting Holders as the Dissenting Holders had not decided whether or not to receive the consideration they were entitled to as a result of the TiVo Acquisition. As the contingency had not been satisfied as of September 30, 2016, the potentially issuable shares of common stock were excluded from the calculation of Basic and Diluted EPS. See Note 2 for additional details.

For the three months ended September 30, 2017 and 2016, 0.5 million and 0.7 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive. For the nine months ended September 30, 2017 and 2016, 0.5 million and 0.7 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.0630 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $19.85 per share on September 30, 2017, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $28.0630 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 9 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 9 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of

$38.9764 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. As of September 30, 2017, the Company had $150.0 million of share repurchase authorization remaining.

The Company issues restricted awards as part of the equity incentive plans described in Note 12. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the three months ended September 30, 2017 and 2016, the Company withheld 0.1 million and 0.3 million shares of common stock to satisfy $1.5 million and $5.3 million of required withholding taxes, respectively. During the nine months ended September 30, 2017 and 2016, the Company withheld 0.7 million and 0.4 million shares of common stock to satisfy $12.8 million and $9.4 million of required withholding taxes, respectively.

Dividend

For the three and nine months ended September 30, 2017, the Company declared and paid dividends of $0.18 and $0.54 per share, respectively, for aggregate payments of $21.9 million and $65.2 million, respectively. No dividend payments were made in the three and nine months ended September 30, 2016.

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

(12) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted stock, restricted stock units, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of September 30, 2017, the Company had 30.0 million shares of common stock reserved and 11.1 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the closing of the TiVo Acquisition. The TiVo 2008 Plan permits the grant of restricted stock, restricted stock units, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from TiVo 2008 Plan generally have a contractual term of seven years. As of September 30, 2017, there were 3.9 million shares of common stock reserved and 3.9 million shares of common stock available for future grant under the TiVo 2008 Plan.

The Company also grants performance-based restricted stock units to certain of its senior officers for three-year performance periods. Vesting in the performance-based restricted stock units may subject to either market conditions or performance conditions as well as a three-year service period. Depending on the level of achievement, the maximum number of shares that could be issued on vesting could be up to 200% of the target number of performance-based restricted stock units granted.

For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition (a relative Total Shareholder Return metric). For awards subject to performance conditions, the fair value per award is fixed at the grant date; however, the amount of compensation expense is adjusted throughout the performance period based on the probability of achievement of the performance condition (a target revenue compound annual growth rate and a target Adjusted EBITDA (as defined in Note 14) margin), with compensation expense based on the number of shares ultimately issued.

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

As of September 30, 2017, the Company had 5.8 million shares of common stock reserved and 5.8 million shares available for issuance under the ESPP.

Valuation Techniques and Assumptions

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

Assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock units subject to market conditions:
Expected volatility	53.1%	55.9%	53.1%	55.9%
Expected term	2.5 years	2.7 years	2.5 years	3.0 years
Risk-free interest rate	1.5%	1.0%	1.5%	1.0%
Expected dividend yield	3.9%	0.0%	3.9%	0.0%
ESPP shares:
Expected volatility	42.2%	50.4%	42.0%	55.6%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	1.3%	0.5%	1.1%	0.6%
Expected dividend yield	3.9%	0.0%	2.4%	0.0%
Stock options:
Expected volatility	N/A	55.5%	N/A	55.7%
Expected term	N/A	4.1 years	N/A	4.1 years
Risk-free interest rate	N/A	0.9%	N/A	1.1%
Expected dividend yield	N/A	0.0%	N/A	0.0%

Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. When historical data is available and relevant, the expected term of the award is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, the Company uses an average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon bonds with remaining terms similar to the expected term of the award at the grant date. For awards granted prior to February 14, 2017, the Company assumed an expected dividend yield of zero as it had not historically paid a dividend. For awards granted subsequent to February 14, 2017, the Company assumes a constant dividend yield commensurate with dividend yield at the grant date. The number of awards expected to vest during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to vest during the requisite service period is recognized as a cumulative effect adjustment in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted awards	$17.05	$16.70	$17.48	$22.98
ESPP shares	$5.78	$7.02	$5.70	$7.30
Stock options	N/A	$7.21	N/A	$10.15

Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$13,007	$13,676	$38,781	$32,031
Pre-tax equity-based compensation, included in restructuring expense	$456	$14,731	$2,374	$14,731

Included in Pre-tax equity-based compensation, excluding amounts included in restructuring expense is $3.5 million of expense for the three and nine months ended September 30, 2016 related to the incremental fair value resulting from the replacement of TiVo Solutions equity-based awards with corresponding TiVo Corporation equity-based awards.

As of September 30, 2017, there was $79.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.4 years.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the nine months ended September 30, 2017 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,162	$21.80
Granted	2,719	$17.48
Vested	(2,212)	$22.34
Forfeited	(384)	$20.42
Outstanding as of end of period	5,285	$19.49

As of September 30, 2017, 4.6 million restricted stock units were unvested, which includes 0.5 million performance-based restricted stock units. As of September 30, 2017, 0.7 million shares of restricted stock were unvested. The aggregate fair value of restricted awards vested during the three months ended September 30, 2017 and 2016 was $5.0 million and $13.1 million, respectively. The aggregate fair value of restricted awards vested during the nine months ended September 30, 2017 and 2016 was $41.6 million and $34.5 million, respectively.

Activity related to the Company's stock options for the nine months ended September 30, 2017 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding as of beginning of period	3,938	$28.21
Exercised	(463)	$14.56
Forfeited and expired	(1,011)	$37.29
Outstanding as of end of period	2,464	$27.05	2.7 years	$537
Vested and expected to vest as of September 30, 2017	2,430	$27.11	2.6 years	$531
Exercisable as of September 30, 2017	2,049	$27.83	2.4 years	$486

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options at the end of the last trading day in the period. The aggregate intrinsic value is the difference between the closing price of the Company's common stock on the last trading day of the period and the exercise price of the option, multiplied by the number of in-the-money options.

The aggregate intrinsic value of stock options exercised is the difference between the market price of the Company's common stock at the time of exercise and the exercise price of the stock option multiplied by the number of stock options exercised. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2017 and 2016 was immaterial. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $2.0 million and $0.7 million, respectively.

(13) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense (benefit).

During the three and nine months ended September 30, 2016, the Company recorded an income tax benefit of $88.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination.

Components of Income tax expense (benefit) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign withholding tax	$4,106	$3,316	$11,118	$9,759
State income tax	(992)	140	143	263
Foreign income tax	252	934	996	1,771
Increase in (release of) deferred tax asset valuation allowance	348	(88,138)	195	(88,138)
Change in net deferred tax liabilities	691	303	1,372	1,224
Change in unrecognized tax benefits	(64)	—	(8)	296
Income tax expense (benefit)	$4,341	$(83,445)	$13,816	$(74,825)

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

During the first quarter of 2017, the Company reorganized the presentation of revenue within its Intellectual Property Licensing segment to US Pay TV Providers and Other to better portray its growth strategy. Revenue from US Pay TV Providers includes direct and indirect licensing of multi-channel linear video providers regardless of the particular distribution technology (e.g., cable, satellite or the internet). Specifically, this includes licensing to traditional Pay TV providers and internet-based Pay TV providers based in the U.S. Other revenue includes licensing international Pay TV providers, mobile device manufacturers, CE manufacturers and on-demand OTT video providers. Revenue within the Intellectual Property Licensing segment for prior periods has been reclassified to conform to the current presentation.

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

Segment results were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Intellectual Property Licensing
US Pay TV Providers	$63,288	$58,150	$195,365	$135,027
Other	31,020	24,936	93,859	72,038
Revenues, net	94,308	83,086	289,224	207,065
Adjusted Operating Expenses (1)	24,243	19,349	69,247	51,203
Adjusted EBITDA (2)	70,065	63,737	219,977	155,862
Product
Platform Solutions	82,244	47,285	253,398	119,364
Software and Services	20,718	19,994	65,739	59,863
Other	628	2,756	3,859	10,458
Revenues, net	103,590	70,035	322,996	189,685
Adjusted Operating Expenses (1)	91,307	59,807	280,314	150,957
Adjusted EBITDA (2)	12,283	10,228	42,682	38,728
Corporate:
Adjusted Operating Expenses (1)	15,851	14,151	47,084	38,406
Adjusted EBITDA (2)	(15,851)	(14,151)	(47,084)	(38,406)
Consolidated:
Total Revenues, net	197,898	153,121	612,220	396,750
Adjusted Operating Expenses (1)	131,401	93,307	396,645	240,566
Adjusted EBITDA (2)	66,497	59,814	215,575	156,184
Depreciation	5,015	4,622	15,869	13,181
Amortization of intangible assets	41,722	24,925	125,100	63,087
Restructuring and asset impairment charges	3,710	22,311	17,623	24,644
Equity-based compensation	13,007	13,676	38,781	32,031
Transaction, transition and integration costs	3,394	13,996	15,701	20,039
Earnout amortization and settlement	958	319	2,875	1,508
Remeasurement of contingent consideration	243	—	317	—
Gain on settlement of acquired receivable	—	—	(2,537)	—
Change in franchise tax reserve	—	—	—	154
Operating (loss) income	(1,552)	(20,035)	1,846	1,540
Interest expense	(10,990)	(11,021)	(31,827)	(32,411)
Interest income and other, net	1,059	353	3,819	322
(Loss) income on interest rate swaps	(39)	1,697	(1,374)	(16,897)
TiVo Acquisition litigation	(1,100)	—	(14,006)	—
Loss on debt extinguishment	—	—	(108)	—
Loss on debt modification	—	—	(929)	—
Loss before income taxes	$(12,622)	$(29,006)	$(42,579)	$(47,446)

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

(15) Subsequent Event

On November 1, 2017, TiVo Corporation's Board of Directors declared a cash dividend of $0.18 per share, payable on December 20, 2017, to stockholders of record on December 6, 2017.

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

The following commentary should be read in conjunction with the Condensed Consolidated Financial Statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Executive Overview of Results

On September 7, 2016 (the "TiVo Acquisition Date"), Rovi Corporation ("Rovi") completed its acquisition of TiVo Inc. (renamed TiVo Solutions Inc. ("TiVo Solutions")), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $1.1 billion (the "TiVo Acquisition"). The TiVo Acquisition created a new company, TiVo Corporation ("TiVo" or the "Company"), which is a global leader in entertainment technology and audience insights. From the interactive program guide ("IPG") to the digital video recorder ("DVR"), we provide innovative products and licensable technologies that enable the world’s leading media and entertainment companies to deliver the ultimate entertainment experience and improve how people find content across a changing media landscape. For further details on the TiVo Acquisition, see Note 2 of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Our operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to U.S. and international pay-television providers (directly and through their suppliers), mobile device manufacturers, consumer electronics ("CE") manufacturers and over-the-top ("OTT") video providers. Our broad portfolio of licensable technology patents covers many aspects of content discovery, DVR, video-on-demand (“VOD”), OTT experiences, multi-screen functionality and personalization, as well as interactive applications and advertising. We group our Intellectual Property Licensing revenues into two verticals based primarily on the business of our customer: US Pay TV Providers and Other. Revenue from US Pay TV Providers includes direct and indirect licensing of multi-channel linear video providers regardless of the particular distribution technology (e.g., cable, satellite or the internet). Specifically, this includes licensing to traditional Pay TV providers and internet-based Pay TV providers based in the U.S. Other revenue includes licensing international Pay TV providers, mobile device manufacturers, CE manufacturers and on-demand OTT video providers.

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

Total Revenues, net for the three months ended September 30, 2017 increased by 29% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the full period increased revenue by $63.5 million. The benefit from higher TiVo Solutions revenue was partially offset by lower revenue from the remainder of Intellectual Property Licensing and Product. For additional details on the changes in Total Revenues, net, see the discussion of our segment results below.

Our Intellectual Property Licensing contract with Comcast Corporation ("Comcast") expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, remained in effect through September 2017. The expiration of our intellectual property license with Comcast, as well as litigation initiated against Comcast, has resulted in a reduction of revenue and an increase in litigation costs. While the Company anticipates Comcast will eventually execute a new intellectual property license, the length of time that Comcast is out of license prior to executing a new license is uncertain. The amount of revenue recognized in the reporting period a license is executed is uncertain and will depend on a variety of factors, including license terms such as duration, pricing, covered products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license and the length of time we remain in litigation with Comcast.

For the three months ended September 30, 2017, our Net loss was $17.0 million, or $0.14 per diluted share, compared to a Net income of $49.9 million, or $0.54 per diluted share, in the prior year. The change was primarily due to the three months ended September 30, 2016 including an income tax benefit of $88.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition which was partially offset by a decrease in Restructuring and asset impairment charges of $18.6 million.

Comparison of Three Months Ended September 30, 2017 and 2016

The consolidated results of operations for the three months ended September 30, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Change $	Change %
Revenues, net:
Licensing, services and software	$188,031	$148,509	$39,522	27%
Hardware	9,867	4,612	5,255	114%
Total Revenues, net	197,898	153,121	44,777	29%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	42,811	31,661	11,150	35%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	9,889	4,560	5,329	117%
Research and development	48,872	30,380	18,492	61%
Selling, general and administrative	47,431	54,697	(7,266)	(13)%
Depreciation	5,015	4,622	393	9%
Amortization of intangible assets	41,722	24,925	16,797	67%
Restructuring and asset impairment charges	3,710	22,311	(18,601)	(83)%
Total costs and expenses	199,450	173,156	26,294	15%
Operating loss	(1,552)	(20,035)	18,483	(92)%
Interest expense	(10,990)	(11,021)	31	—%
Interest income and other, net	1,059	353	706	200%
(Loss) income on interest rate swaps	(39)	1,697	(1,736)	(102)%
TiVo Acquisition litigation	(1,100)	—	(1,100)	N/a
Loss before income taxes	(12,622)	(29,006)	16,384	(56)%
Income tax expense (benefit)	4,341	(83,445)	87,786	(105)%
(Loss) income from continuing operations, net of tax	(16,963)	54,439	(71,402)	(131)%
Loss from discontinued operations, net of tax	—	(4,517)	4,517	(100)%
Net (loss) income	$(16,963)	$49,922	$(66,885)	(134)%

	Nine Months Ended September 30,
	2017	2016	Change $	Change %
Revenues, net:
Licensing, services and software	$577,545	$390,998	$186,547	48%
Hardware	34,675	5,752	28,923	503%
Total Revenues, net	612,220	396,750	215,470	54%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	124,398	78,651	45,747	58%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	35,877	5,072	30,805	607%
Research and development	144,386	76,112	68,274	90%
Selling, general and administrative	147,121	134,463	12,658	9%
Depreciation	15,869	13,181	2,688	20%
Amortization of intangible assets	125,100	63,087	62,013	98%
Restructuring and asset impairment charges	17,623	24,644	(7,021)	(28)%
Total costs and expenses	610,374	395,210	215,164	54%
Operating income	1,846	1,540	306	20%
Interest expense	(31,827)	(32,411)	584	(2)%
Interest income and other, net	3,819	322	3,497	1,086%
Loss on interest rate swaps	(1,374)	(16,897)	15,523	(92)%
TiVo Acquisition litigation	(14,006)	—	(14,006)	N/a
Loss on debt extinguishment	(108)	—	(108)	N/a
Loss on debt modification	(929)	—	(929)	N/a
Loss before income taxes	(42,579)	(47,446)	4,867	(10)%
Income tax expense (benefit)	13,816	(74,825)	88,641	(118)%
(Loss) income from continuing operations, net of tax	(56,395)	27,379	(83,774)	(306)%
Loss from discontinued operations, net of tax	—	(4,517)	4,517	(100)%
Net (loss) income	$(56,395)	$22,862	$(79,257)	(347)%

Total Revenues, net

For the three months ended September 30, 2017, Total Revenues, net increased 29% compared to the prior year as Intellectual Property Licensing and Product revenues increased $11.2 million and $33.6 million, respectively. These increases were primarily a result of the TiVo Acquisition. Intellectual Property Licensing generated 47.7% and 54.3% of Total Revenues, net for the three months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017, Total Revenues, net increased 54% compared to the prior year as Intellectual Property Licensing and Product revenues increased $82.2 million and $133.3 million, respectively. These increases were primarily a result of the TiVo Acquisition. Intellectual Property Licensing generated 47.2% and 52.2% of Total Revenues, net for the nine months ended September 30, 2017 and 2016, respectively.

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

For the three months ended September 30, 2017, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 35% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the full period increased costs by $7.6 million. Other than the effects of including TiVo Solutions in the results for the full period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased $3.6 million from the prior period primarily due to a $2.8 million increase in patent litigation and maintenance costs which primarily relate to the ongoing Comcast litigation.

For the nine months ended September 30, 2017, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 58% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the full period increased costs by $40.4 million. Other than the effects of including TiVo Solutions in the results for the full period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased $5.3 million from the prior period due to a $7.5 million increase in patent litigation and maintenance costs which primarily relate to the ongoing Comcast litigation, which were partially offset by a $2.9 million decrease in compensation costs.

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

For the three months ended September 30, 2017, the increase in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to including TiVo Solutions' results for the full period.

For the nine months ended September 30, 2017, the increase in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to including TiVo Solutions' results for the full period and an increase in Transaction, transition and integration costs associated with the TiVo Acquisition of $1.0 million.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the three months ended September 30, 2017, Research and development expenses increased 61% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the full period increased costs by $19.5 million. Other than the effects of including TiVo Solutions in the results for the full period, Research and development costs decreased $1.0 million primarily due to a $0.8 million decrease in Transaction, transition and integration costs associated with the TiVo Acquisition.

For the nine months ended September 30, 2017, Research and development expenses increased 90% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the full period increased costs by $70.5 million. Other than the effects of including TiVo Solutions in the results for the full period, Research and development costs decreased $2.2 million primarily due to a $2.9 million decrease in compensation costs, partially offset by an increase in Transaction, transition and integration costs associated with the TiVo Acquisition of $1.9 million.

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

The 13% decrease in Selling, general and administrative expenses for the three months ended September 30, 2017 was primarily due to a $9.7 million decrease in Transaction, transition and integration costs associated with the TiVo Acquisition, which was partially offset by a $0.9 million increase in consulting costs, including TiVo Solutions' results for the full period which increased costs by $0.8 million and a $0.7 million increase in compensation costs.

The 9% increase in Selling, general and administrative expenses during the nine months ended September 30, 2017 was primarily due to the TiVo Acquisition as including TiVo Solutions' results for the full period increased costs by $21.8 million. Other than the effects of including TiVo Solutions in the results for the full period, Selling, general and administrative costs decreased $9.1 million primarily as a result of a $7.5 million decrease in Transaction, transition and integration costs associated with the TiVo Acquisition and a $1.5 million decrease in compensation costs.

We anticipate incurring transition and integration-related costs, primarily consisting of employee-related costs and information systems investments in connection with integrating the operations of TiVo Solutions with the operations of Rovi through the first half of 2018.

Depreciation and Amortization of intangible assets

For the three and nine months ended September 30, 2017, Depreciation and Amortization of intangible assets increased from the prior year due to the TiVo Acquisition. For the three and nine months ended September 30, 2017, the inclusion of TiVo Solutions increased Depreciation by $1.5 million and $6.0 million, respectively, and increased Amortization of intangible assets by $17.2 million and $63.3 million, respectively.

Restructuring and asset impairment charges

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, integration plans were implemented which are intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). We expect to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of the integration plans. We expect to generate over $100 million in annualized cost synergies from the TiVo Acquisition and have taken actions to produce approximately $90 million of run-rate synergies as of September 30, 2017. We expect to achieve the remaining cost synergies in the first half of 2018. As a result of these actions, Restructuring and asset impairment charges of $3.9 million and $17.1 million, respectively, were recognized in connection with the TiVo Integration Restructuring Plan in the three and nine months ended September 30, 2017 primarily related to termination and transition agreements executed with former TiVo Solutions' employees. Restructuring and asset impairment charges for the nine months ended September 30, 2017 also includes an impairment charge of $6.7 million from vacating a leased facility.

We expect to incur restructuring costs in connection with the TiVo Integration Restructuring Plan through the first half of 2018.

Legacy Rovi Restructuring Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities (the "Legacy Rovi Restructuring Plans"), including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the corporate headquarters, and eliminating a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of changes in estimates related to sublease rental rates expected to be obtained for vacated facilities, Restructuring and asset impairment charges were reduced by $0.2 million in the three months ended September 30, 2017. As a result of the Legacy Rovi Restructuring Plans, Restructuring and asset impairment charges of $0.6 million and $2.3 million, respectively, were recognized in the nine months ended September 30, 2017 and 2016.

Interest income and other, net

The $0.7 million increase in Interest income and other, net during the three months ended September 30, 2017 was primarily due to a decreased loss on foreign currency of $0.4 million. The $3.5 million increase in Interest income and other, net during the nine months ended September 30, 2017 was primarily due to a $3.1 million gain from the sale of strategic investments.

(Loss) income on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes. Therefore, changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein). We generally utilize interest rate swaps to convert the interest rate on a portion of our loans with a floating interest rate to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally have gains when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally have losses when adjusting our interest rate swaps to fair value.

TiVo Acquisition litigation

On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares") in the Delaware Court of Chancery.

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a TiVo Acquisition litigation loss of $12.9 million was recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017. The TiVo Acquisition litigation loss represents the settlement amount in excess of the amount due to the Dissenting Holders as merger consideration.

In the three months ended September 30, 2017, a $1.1 million loss was recognized related to a separate TiVo Acquisition litigation matter.

Loss on debt extinguishment and Loss on debt modification

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. The refinancing of Term Loan Facility B resulted in a Loss on debt extinguishment of $0.1 million and a Loss on debt modification of $0.9 million for the nine months ended September 30, 2017. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows was not substantially different were accounted for as a debt modification.

Income tax expense (benefit)

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense (benefit).

We recorded Income tax expense for the three months ended September 30, 2017 of $4.3 million, which primarily consists of $4.1 million of foreign withholding taxes, a $0.7 million increase in net deferred tax liabilities and a $0.3 million increase in our deferred tax asset valuation allowance, partially offset by a $1.0 million reduction of state income taxes.

We recorded Income tax benefit for the three months ended September 30, 2016 of $83.4 million, which primarily consists of an income tax benefit of $88.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination. Offsetting the change in the deferred tax asset valuation allowance was $3.3 million of foreign withholding taxes and $0.9 million of foreign income taxes.

We recorded Income tax expense for the nine months ended September 30, 2017 of $13.8 million, which primarily consists of $11.1 million of foreign withholding taxes, a $1.4 million increase in net deferred tax liabilities and $1.0 million of foreign income taxes. We recorded Income tax benefit for the nine months ended September 30, 2016 of $74.8 million, which primarily consists of an income tax benefit of $88.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition. Offsetting the change in the deferred tax asset valuation allowance was $9.8 million of foreign withholding taxes, $1.8 million of foreign income taxes and a $1.2 million increase in net deferred tax liabilities.

The year-over-year increase in foreign withholding taxes for three and nine months ended September 30, 2017 was due to a larger portion of license fees received in 2017 coming from licensees in countries subject to foreign withholding taxes.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 14 of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

During the first quarter of 2017, the Company reorganized the presentation of revenue within its Intellectual Property Licensing segment to US Pay TV Providers and Other to better portray our growth strategy. Revenue within the Intellectual Property Licensing segment for prior periods has been reclassified to conform to the current presentation.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the three and nine months ended September 30, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Change $	Change %
US Pay TV Providers	$63,288	$58,150	$5,138	9%
Other	31,020	24,936	6,084	24%
Intellectual Property Licensing Revenues	94,308	83,086	11,222	14%
Adjusted Operating Expenses	24,243	19,349	4,894	25%
Adjusted EBITDA	$70,065	$63,737	$6,328	10%
Adjusted EBITDA Margin	74.3%	76.7%

	Nine Months Ended September 30,
	2017	2016	Change $	Change %
US Pay TV Providers	$195,365	$135,027	$60,338	45%
Other	93,859	72,038	21,821	30%
Intellectual Property Licensing Revenues	289,224	207,065	82,159	40%
Adjusted Operating Expenses	69,247	51,203	18,044	35%
Adjusted EBITDA	$219,977	$155,862	$64,115	41%
Adjusted EBITDA Margin	76.1%	75.3%

For the three months ended September 30, 2017, Intellectual Property Licensing revenue increased 14% compared to the prior year due to a 9% increase in US Pay TV Providers revenue and a 24% increase in Other revenue. Revenue from US Pay TV Providers increased primarily due to an increase of $18.4 million in TiVo Solutions revenue. Partially offsetting this increase was an $8.7 million decrease in revenue from licenses with large US Pay TV Providers primarily due to agreements executed in 2016 that included catch-up payments intended to make us whole for the pre-license period of use and the loss of $3.3 million in revenue from TiVo Solutions prior to the TiVo Acquisition Date. The increase in Other revenue was primarily due to an increase of $6.6 million in revenue from license agreements which include catch-up payments intended to make us whole for the pre-license period of use.

For the nine months ended September 30, 2017, Intellectual Property Licensing revenue increased 40% compared to the prior year due to a 45% increase in US Pay TV Providers revenue and a 30% increase in Other revenue. Revenue from US Pay TV Providers increased primarily due to an increase of $72.2 million in TiVo Solutions revenue. Partially offsetting this increase was the expiration of the Comcast license on March 31, 2016 and the loss of $7.3 million of revenue from TiVo Solutions prior to the TiVo Acquisition Date. The increase in Other revenue was primarily due to an increase of $21.2 million of TiVo Solutions revenue, which includes an increase of $13.6 million in catch-up payments in intended to make us whole for the pre-license period of use.

Prior to the TiVo Acquisition Date, TiVo Solutions entered into intellectual property licenses and settlements with AT&T, EchoStar and Verizon Communications, Inc. These agreements expire in July 2018. Revenue from US Pay TV Providers includes $18.4 million and $55.5 million for the three and nine months ended September 30, 2017, respectively, from these agreements. Based on current U.S. GAAP, revenue and cash received from the contractual minimums under these licenses are expected to be as follows (in thousands):

	Revenues	Cash Receipts
Remainder of 2017	$18,307	$6,016
2018	42,715	32,714
Thereafter	—	21,558
Total	$61,022	$60,288

Prior to the TiVo Acquisition Date, TiVo Solutions also entered into a software and patent non-assertion agreement with DirecTV, which expires in February 2018. Revenue for the three and nine months ended September 30, 2017 from US Pay TV Providers includes $5.2 million and $15.6 million, respectively, from this agreement and we anticipate recognizing an additional $5.7 million in revenue during the remainder of 2017 and $2.8 million in the first quarter of 2018 from this agreement.

Consistent with our expectations, to date, renewals of the prior TiVo Solutions intellectual property licenses described above have not been executed on terms consistent with TiVo Solutions' historical pricing, and we do not anticipate that the remaining agreements will be renewed on terms similar to their historical pricing. We do, however, anticipate generating meaningful future revenues from licensing the TiVo Solutions patent portfolio to other parties (such as the Samsung license agreement executed in the fourth quarter of 2016).

Intellectual Property Licensing Adjusted Operating Expenses increased 25% and 35% during the three and nine months ended September 30, 2017, respectively, primarily due to the effect of including TiVo Solutions' results for the full period and an increase of $2.8 million and $7.5 million, respectively, for patent litigation and maintenance costs which primarily relate to the ongoing Comcast litigation.

The decline in Adjusted EBITDA Margin for Intellectual Property Licensing in the three months ended September 30, 2017 is primarily the result of the increase in patent litigation and maintenance costs discussed above. The improvement in Adjusted EBITDA Margin for Intellectual Property Licensing in the nine months ended September 30, 2017 is primarily the result of the increase in revenue, partially offset by the increase in patent litigation and maintenance costs discussed above.

Product

The Product segment's results of operations for the three months ended September 30, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Change $	Change %
Platform Solutions	$82,244	$47,285	$34,959	74%
Software and Services	20,718	19,994	724	4%
Other	628	2,756	(2,128)	(77)%
Product Revenues	103,590	70,035	33,555	48%
Adjusted Operating Expenses	91,307	59,807	31,500	53%
Adjusted EBITDA	$12,283	$10,228	$2,055	20%
Adjusted EBITDA Margin	11.9%	14.6%

	Nine Months Ended September 30,
	2017	2016	Change $	Change %
Platform Solutions	$253,398	$119,364	$134,034	112%
Software and Services	65,739	59,863	5,876	10%
Other	3,859	10,458	(6,599)	(63)%
Product Revenues	322,996	189,685	133,311	70%
Adjusted Operating Expenses	280,314	150,957	129,357	86%
Adjusted EBITDA	$42,682	$38,728	$3,954	10%
Adjusted EBITDA Margin	13.2%	20.4%

For the three months ended September 30, 2017, Product revenue increased 48% compared to the prior year as Platform Solutions and Software and Services revenues increased 74% and 4%, respectively, while Other revenue decreased 77%. TiVo Solutions contributed $36.0 million and $1.6 million of the increase in Platform Solutions and Software and Services revenues, respectively. TiVo Solutions Product revenue includes $9.3 million of hardware revenue for the three months ended September 30, 2017. Hardware revenue is expected to decrease in the future as multiple system operator partners shift to deploying the TiVo service on third-party hardware resulting in a decrease in the number of TiVo manufactured set-top boxes sold to multiple system operator partners. Other than the effects of including TiVo Solutions in the results for the full period, Platform Solutions revenue decreased $1.0 million primarily as a result of the renewal of an iGuide service provider contract at a lower rate. Other than the effects of including TiVo Solutions in the results for the full period, Software and Services revenue decreased $0.9 million as a result of a decline in metadata revenue. Other revenue primarily consists of ACP revenue, which is expected to continue to decline in the future.

For the nine months ended September 30, 2017, Product revenue increased 70% compared to the prior year as Platform Solutions and Software and Services revenues increased 112% and 10%, respectively, while Other revenue decreased 63%. TiVo Solutions contributed $139.2 million and $10.5 million of the increase in Platform Solutions and Software and Services revenues, respectively. TiVo Solutions Product revenue includes $31.4 million of hardware sales for the nine months ended September 30, 2017. Other than the effects of including TiVo Solutions in the results for the full period, Platform Solutions revenue decreased $5.2 million primarily as a result of the renewal of an iGuide service provider contract at a lower rate. Other than the effects of including TiVo Solutions in the results for the full period, Software and Services revenue decreased $4.6 million as a result of a decline in metadata revenues. The $6.6 million decline in Other revenue was the result of a continued decline in ACP revenue.

Product Adjusted Operating Expenses increased 53% and 86% for the three and nine months ended September 30, 2017, respectively, compared to the prior year primarily as a result of including TiVo Solutions' results for the full period, partially offset by lower compensation costs and benefits from cost saving initiatives.

The decrease in Adjusted EBITDA Margin for the three and nine months ended September 30, 2017 relates to a change in Product business mix following the TiVo Acquisition toward lower margin hardware products.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three and nine months ended September 30, 2017 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Change $	Change %
Adjusted Operating Expenses	$15,851	$14,151	$1,700	12%

	Nine Months Ended September 30,
	2017	2016	Change $	Change %
Adjusted Operating Expenses	$47,084	$38,406	$8,678	23%

For the three and nine months ended September 30, 2017, the increase in Corporate Adjusted Operating Expenses reflects the effect of including TiVo Solutions in results for the full period, offset by a decrease in compensation costs and benefits from cost saving initiatives.

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

As of September 30, 2017, we had $92.8 million in Cash and cash equivalents, $132.4 million in Short-term marketable securities and $88.1 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $231.0 million held by our foreign subsidiaries as of September 30, 2017. Due to our net operating loss carryforwards, we could repatriate amounts to the U.S. with minimal income tax impacts.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2017 compared to the prior year were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change $	Change %
Net cash provided by operating activities	$51,259	$78,174	$(26,915)	(34)%
Net cash (used in) provided by investing activities	(88,206)	199,787	(287,993)	(144)%
Net cash (used in) provided by financing activities	(64,506)	1,382	(65,888)	(4,768)%
Effect of exchange rate changes on cash and cash equivalents	1,613	1,598	15	1%
Net (decrease) increase in cash and cash equivalents	$(99,840)	$280,941	$(380,781)	(136)%

Net cash provided by operating activities for the nine months ended September 30, 2017 decreased $26.9 million. The decrease was primarily due to the timing of collections on Accounts receivable, net, higher cash bonus payments in 2017, payments made to DISH in connection with the 2016 agreement described below and payments made in connection with the TiVo Integration Restructuring Plan, partially offset by benefits from the TiVo Acquisition and certain cash collections in advance of revenue being recognized. We expect to make material cash payments for restructuring actions in connection with the TiVo Integration Restructuring Plan through the first half of 2018. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A. of our Annual Report on Form 10-K, which are incorporated by reference herein.

In August 2016, Rovi entered into a 10-year patent license agreement with DISH Network Corporation ("DISH"). As part of the agreement, DISH agreed to provide TiVo Solutions with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Inc. providing DISH certain TiVo Inc. products during the license term and cash payments by TiVo Inc. to DISH of $60.3 million, of which $30.3 million was paid in the third quarter of 2017, $15.0 million was paid in the second quarter of 2017 and $15.0 million was paid in the fourth quarter of 2016. The agreement with DISH is described in more detail in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2017 decreased $288.0 million. On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal in the Delaware Court of Chancery. On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. For additional details regarding the settlement with the Dissenting Holders, see Note 2 and Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein. Investing activities for the nine months ended September 30, 2016 included net cash acquired in the TiVo Acquisition in excess of the cash portion of the merger consideration by $166.3 million. Net proceeds from marketable security investment activities decreased by $23.6 million compared to the prior year. The increase in capital expenditures for the nine months ended September 30, 2017 was primarily associated with infrastructure projects designed to integrate the TiVo Acquisition. We anticipate capital expenditures to support the anticipated growth in our business and strengthen our operations infrastructure of between $35 million and $45 million in 2017.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2017 includes $12.8 million in tax withholding payments from the net share settlement of restricted awards and a $2.7 million contingent consideration payment in connection with TiVo Solutions acquisition of Cubiware, partially offset by the receipt of $22.4 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. Net cash (used in) provided by financing activities for the nine months ended September 30, 2017 also includes the effect of refinancing Term Loan Facility B and $5.3 million in principal payments on Term Loan Facility B.

For the three and nine months ended September 30, 2017, we declared and paid dividends of $0.18 and $0.54 per share, respectively, for aggregate payments of $21.9 million and $65.2 million, respectively. No dividend payments were made in the three and nine months ended September 30, 2016. On November 1, 2017, we declared a cash dividend of $0.18 per share, payable on December 20, 2017 to stockholders of record on December 6, 2017.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2016 includes $9.4 million in tax withholding payments from the net share settlement of restricted awards and $5.3 million in principal payments on Term Loan Facility B offset by the receipt of $14.0 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$308,167	$345,000	$297,646
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	677,250	672,742	682,500	677,038
Total	$1,022,298	$980,957	$1,027,548	$974,732

During the next twelve months, $7.0 million of outstanding principal is scheduled to be repaid. For more information on our borrowings, see Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that mature on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture").

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2017, the 2020 Convertible Notes are convertible at a conversion rate of 35.6341 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $28.0630 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2017, the 2021 Convertible Notes are convertible at a conversion rate of 22.0534 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $38.3478 per share of TiVo Corporation common stock.

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

On January 1, 2017, we elected to early adopt a new accounting standard that eliminated the second step of the goodwill impairment test. As a result of adopting the change in accounting, a goodwill impairment loss is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. For additional information, see Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Other than the adoption of the simplified goodwill impairment test, there have been no significant changes to our critical accounting policies and estimates as compared to those disclosed in "Critical Accounting Policies and Estimates" in Part II, Item 7. of our Annual Report on Form 10-K, which is incorporated by reference herein.

Contractual Obligations

For information about our contractual obligations, see "Contractual Obligations" in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. For additional details regarding the settlement with the Dissenting Holders, see Note 2 and Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

In September 2016, TiVo Solutions entered into an agreement with DISH under which DISH agreed to provide TiVo Solutions with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million, of which $30.3 million was paid in the third quarter of 2017, $15.0 million was paid in the second quarter of 2017 and $15.0 million was paid in the fourth quarter of 2016.

Other than the items described above, our contractual obligations have not changed materially since December 31, 2016.

Off-Balance Sheet Arrangements

For information about our off-balance sheet arrangements, see "Off-Balance Sheet Arrangements" in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein. Since December 31, 2016, we have not engaged in any material off-balance sheet arrangements, including the use of structured finance vehicles, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a summary of applicable recent accounting pronouncements, see Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could impact our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated reference herein. Our exposure to market risk has not changed materially since December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is contained in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

For information about our risk factors, see "Risk Factors" in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein. Management believes that there have been no significant changes to the risk factors associated with our business since December 31, 2016.

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

The following table provides information about the Company's purchases of its common stock during the three months ended September 30, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2017	—	$—	—	$150,000.0
August 2017	—	$—	—	$150,000.0
September 2017	—	$—	—	$150,000.0
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended September 30, 2017, the Company withheld 0.1 million shares of common stock to satisfy $1.5 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.01	TiVo Corporation Executive Severance Plan*	TiVo Corp. 8-K	7/7/2017	10.1
10.02	Form of Restricted Stock Unit Notice and Agreement for TiVo Corporation Titan Equity Incentive Award Plan (stock-settled) (Former TiVo Inc. Employee Form)*				X
10.03	Form of Restricted Stock Unit Notice and Agreement for TiVo Corporation Titan Equity Incentive Award Plan (stock-settled) (Non-Former TiVo Inc. Employee Form)*				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				**
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				**
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ Thomas Carson
November 2, 2017		Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
November 2, 2017		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
November 2, 2017		Wesley Gutierrez
Chief Accounting Officer and Treasurer