Form 10-K
period 2017-12-31
TiVo Corp
filed 2018-02-27
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-37870
TiVo Corporation
(Exact name of registrant as specified in its charter)

Delaware	61-1793262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2160 Gold Street, San Jose, CA 95002
(Address of principal executive offices, including zip code)
(408) 519-9100
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,197.2 million as of June 30, 2017, based on the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of the Registrant's Common Stock outstanding on February 23, 2018 was 122.8 million shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIVO CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K for TiVo Corporation (the “Company,” “we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including the discussion contained in Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, successfully integrating Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. (“TiVo Solutions”) following our acquisition of TiVo Solutions on September 7, 2016) (the "TiVo Acquisition"), realizing planned synergies and cost-savings associated with the TiVo Acquisition, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American pay TV service providers and competition in our markets.

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

PART I.

ITEM 1. BUSINESS

Overview

TiVo Corporation ("TiVo") is a global leader in media and entertainment products that power consumer entertainment experiences and enable its customers to deepen and further monetize their audience relationships. We provide a broad set of cloud-based services, embedded software solutions and intellectual property that enable people to find and enjoy online video, television programming, movies and music entertainment. Our solutions include content discovery through device embedded and cloud-based user experience ("UX"), including interactive program guides (“IPGs”), digital video recorders ("DVRs"), natural language voice and text search, cloud-based recommendations services and our extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content).

We offer our portfolio of products as both discrete component technologies for our customers to integrate into their internally developed solutions or as part of completely integrated modular solutions. Our integrated portfolio of software and cloud-based services provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand ("VOD") and over-the-top ("OTT") (e.g., Netflix, Amazon Video, Hulu, VUDU and YouTube, among others) content into one intuitive user interface with simple universal search, discovery, viewing and recording, to create a unified viewing experience.

We also offer advanced media and advertising solutions, including viewership data, audience insights and advertising and programing promotion optimization, which enable advanced audience targeting in linear television advertising.

Our solutions are sold globally to cable, satellite and telecommunications pay TV service providers, virtual service providers, consumer electronics ("CE") manufacturers, content and new media companies and advertisers. In the United States, we also sell a suite of DVR and whole home media products and services directly to retail consumers.

Our products and innovations are protected by broad portfolios of licensable technology patents. These portfolios cover many aspects of content discovery, DVR, VOD and OTT experiences, multi-screen viewing, mobile device video experiences, entertainment personalization, interactive applications, data analytics solutions and advertising. We license our patent portfolios for use with linear broadcast television and, as the industry extends into new video services through internet technologies, for use with internet connected televisions, personal computers, video game consoles, media streaming and mobile devices. We believe that an ongoing marketplace transition toward mobile viewing and device proliferation present further opportunity to extend our patent licensing programs for new use cases and additional customer verticals.

We are industry pioneers having invented the IPG and the DVR. Today, we continue our strong focus on innovation with new advanced solutions for unified viewing of internet video and pay TV, cutting edge natural language voice enabled technologies, entertainment personalization, audience management and viewership prediction solutions. Through our innovations, we have established broad industry relationships with the companies leading the next generation of digital entertainment. As industry transforms to deliver more content over the internet, we are developing complementary products, services and intellectual property to address our customers' needs.

For financial reporting purposes, our business is organized in two segments: Intellectual Property Licensing and Product. See Note 14 and Note 15 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein, for additional information related to our segments and geographies, respectively.

Industry Background

Fragmentation. The entertainment marketplace is transforming as content moves from traditional broadcast distribution methods to distribution and delivery over the internet. The consumer entertainment experience is increasingly distributed across multiple screens such as televisions, tablets, smartphones and personal computers, via virtual service providers and content and new media companies. The continued expansion of network bandwidth, the influx of connected devices and the increased availability of digital content, along with increased accessibility through mobile devices such as tablets and smartphones are accelerating this overall industry shift and leading to changes in consumer behavior. Consumers are demanding higher quality personalized, interactive content experiences, where they can easily discover and access entertainment content.

Home Media Complexity. Video content, such as movies and TV shows, continues to capture the majority of consumers' entertainment spending and viewing time. While many consumers have purchased large high definition televisions to maximize video enjoyment in the home, new devices and services now make video content available to consumers both inside and outside of the home. These new devices and services must help identify what is available across linear broadcast television, DVR, and VOD, as well as OTT services. For consumers, setting up the ideal home media environment is complex and requires integrating numerous devices, subscribing to multiple services (pay TV and internet) and often a deep understanding of media format compatibility. Simplifying the consumer experience in the home media ecosystem is critical to the successful evolution of the industry.

Pay TV Is Moving To The Internet. These new devices, services and capabilities are impacting the full entertainment value chain, fueling new business models and increasing competition among existing market participants while introducing new entrants. Distributors such as pay TV and virtual service providers, content and new media companies, retailers and others are seeking ways to strengthen their respective competitive advantages and increase their speed of innovation. Pay TV providers are engaged in a broad effort to enable subscribers to enjoy content where and when they want, on whatever device they choose, which we refer to as "TV Everywhere" ("TVE"). TVE is driving significant investment as service providers move from legacy distribution technologies to internet-based infrastructure for delivering pay TV services.

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

Consumer Electronics Devices. Global economic trends and increased competition have challenged much of the traditional CE marketplace, driving margins lower in the face of increased consumer feature requirements. In addition to traditional TV features, consumers are demanding media and OTT services. This increased functionality requires extensive software development, cloud infrastructure and ongoing maintenance and support for these devices throughout their usable life, leading to higher costs for a CE manufacturer years after the initial sale. These new requirements may not be a core competency for CE manufacturers, adding to the challenge of meeting consumer expectations. Competing devices, such as tablets, smartphones, video game consoles and media streaming devices are also competing for consumer spending as consumers become more comfortable managing multiple consumption endpoints. CE manufacturers are also seeking an ongoing revenue relationship with their customers, one that expands beyond selling the consumer a new device every few years. This leads to a demand for add-on services and advertising that allow the CE manufacturer to monetize and profit from the ongoing distribution or maintenance of entertainment content over the life of a device.

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

Data Driven Economy. To enable this evolving advertising and media ecosystem, it is critical that advertisers, advertising agencies, broadcast networks and content distributors have broad access to granular census-level viewership data, anonymously matched with other information such as behavioral, demographic and purchase data. While much of the third-party data is available as a result of the relative maturity of the digital advertising ecosystem, this level of pay TV viewership data is still relatively scarce. Viewership data is a critical component required to identify, locate and market to specific audiences as well as to enable effective cross-platform measurement and attribution.

Strategy

Television is rapidly evolving with proliferating content choices including traditional linear programming, VOD, TVE and OTT solutions. Further, consumers are accessing and subscribing to video content in new ways such as "skinny bundles" (which include smaller groups of channels) from incumbent pay TV service providers or through OTT services on tablets, smart televisions, and streaming devices. This is leading to pressure on the content and distribution models and we believe we have created a best in class suite of products, advanced technologies and intellectual property that addresses the needs of consumers, pay TV service providers, virtual service providers, CE manufacturers, content and new media companies, and the evolving advertising ecosystem.

Entertainment Discovery, Access and Recording. Finding content to watch or record and watch later remains the foundation of the entertainment experience. We believe new discovery experiences integrating advanced personalization, live, recorded and online video on multiple screens with social engagement and new forms of interaction such as voice commands, will continue to be an area of opportunity. We also believe that metadata, which contains detailed information about programming, data on consumer’s entertainment interests and media engagement history, along with predictive analytics to interpret and utilize the data will be important in enabling highly personalized content experiences both in pay TV and new emerging internet video services from virtual service providers, CE manufacturers and content and new media companies.

Audience Monetization and Insights. Shifts in the value chain are creating new ways for consumers to gain access to content and new business models are emerging to capture consumers’ entertainment engagement and resulting spend. Monetizing audiences through content and media experiences across television and OTT services accessed through different devices such as connected TVs, tablets, smartphones, personal computers, media streaming devices and video game consoles, has become a critical challenge for the industry. We are focused on delivering solutions that utilize consumer media engagement data and advanced predictive analytics to help service providers, content companies and advertisers better understand consumer behavior and better target and measure audiences.

Build on Key Customer Relationships. We intend to grow our business by expanding on the technologies that we provide existing customers and creating new customer product and licensing relationships as more companies look to add media entertainment to their digital lifestyle solutions. We continue to accelerate our customers' efforts to address the industry's expanding needs for entertainment discovery, access, recording and audience management. We will continue to expand relationships with customers in various industry and market segments, including:

•	Pay TV Service Providers: Cable, telecommunications and satellite television providers that aggregate and distribute content over their own networks.

•	Virtual Service Providers: Content distributors that aggregate and stream content, including linear television, over broadband networks.

•
CE Manufacturers: Global digital televisions vendors, Blu-ray and DVD players, DVRs, video game consoles, mobile devices, streaming media devices, digital set-top boxes and other connected media devices.

•	Content and New Media Companies: Creators and owners of video content for OTT content, media distribution, search, social network and online retail companies.

•	Advertisers: Marketers, brand advertisers, agencies and advertising technology providers.

Introduce New Products, Services and Technologies. We are developing additional technologies and solutions to meet the evolving needs of both traditional pay TV and internet distribution of entertainment from content owners and other aggregators. We have committed significant resources to expand our technology base, to enhance our existing products and introduce additional products. Key areas of development include enabling our customer to transition to internet or streamed video delivery, powering natural language voice interactions, enabling personalized content discovery, monetizing audiences through sponsored promotions and delivering media engagement data to enable targeted advertising solutions. In addition to improving technologies in our current fields of operation, we intend to pursue emerging opportunities where we are positioned to drive growth in the business.

Expand and Protect our Intellectual Property Position. We have adopted a proactive patent and trademark strategy designed to protect and extend our technology and intellectual property. We have built, and will continue to add to, a large intellectual property patent portfolio. The licensing of our intellectual property patent portfolio is a significant part of our business. We believe that our future success partly depends on our ability to continue to introduce proprietary solutions for the evolving media consumption marketplace. We have patented functionality for many aspects of these solutions in the areas of content discovery, DVR, VOD, TVE, OTT, multi-screen, personalization, contextual search and recommendation and other interactive applications, data analytics and advertising. Our portfolio of internally developed innovation is also enhanced by patents acquired from other industry participants. While we historically have licensed our portfolio for use with linear broadcast television, the industry transition to internet platform technologies is enabling new video services for television inside and outside the home on a broad array of media consumption devices. We believe this transition presents new opportunities for us to expand the industries we serve and to license additional patent rights, which are essential and/or useful as enablers of advanced media devices and services.

Pursue Strategic Transactions. We plan to expand our technology portfolio, improve our capabilities and extend or grow our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose business, technologies or proprietary rights complement and advance our operational and strategic goals.

Product Segment

Our Product segment includes a suite of component technologies that can be integrated into any of our customer segments' internally developed platforms or deployed as an integrated TiVo solution for pay TV service providers. Our Product segment generated 51%, 46% and 46% of our Total Revenues, net for the years ended December 31, 2017, 2016 and 2015, respectively.

Platform Solutions

We currently offer our Platform Solutions products in North America, Europe, Latin America, Asia Pacific and most recently Africa. Globally, our Platform Solutions customers include America Movil S.A.B. DE C.V., Charter Communications, Inc. ("Charter"), Cogeco Inc. ("Cogeco"), Com Hem Holding AB, Cox Communications Inc. ("Cox"), Mediacom LLC, ONO (now part of Vodafone Group plc), Shaw Communications Inc., Virgin Media plc and many others. As of December 31, 2017, 22 million pay TV and consumer households worldwide, including 9 million outside North America, are estimated to utilize our Platform Solutions. As of December 31, 2017, 7 million households were using the TiVo service. The number of worldwide pay TV and consumer households utilizing our Platform Solutions does not include households using Cubiware's middleware solutions.

TiVo Service Platform. The TiVo Service Platform is our most advanced fully-integrated cloud-based service that powers the TiVo Service client software that operates on set-top boxes in consumer homes, as well as applications that operate on third party software platforms, such as iOS and Android, that power consumer tablets and mobile devices. The solution supports multiple services and applications, such as linear TV programming, broadband OTT video content, digital music, photos and other media experiences. The cloud-based service manages interaction with the TiVo Service infrastructure, automatically connecting TiVo-enabled devices to provide program guide data, content recommendations, media promotion, advertising, broadband content and client software upgrades. We have enabled the TiVo Service client software to operate on third-party set-top boxes, such as those from ARRIS International plc ("ARRIS") and Technicolor SA, for deployment in multichannel video programming distributor (“MVPD”) networks. We also offer a direct-to-consumer retail TiVo Service in the United States, to consumers who purchase TiVo DVRs and companion TiVo Mini whole-home devices. The latest TiVo VOXTM integrates our full portfolio of products, including natural language voice search, personalized recommendations, rich metadata and our latest TiVo Experience 4 user interface for discovery and navigation across linear, OTA and OTT programing. MVPD’s typically pay engineering fees for deployment and customization plus a monthly per subscriber license fee or a one-time term license fee for our TiVo Service Platform. For our direct-to-consumer retail TiVo Service in the United States, consumers either pay us recurring service fees, or in some cases pay a one-time upfront fee for access to the TiVo service for the life of the purchased TiVo DVR.

User Experience Solutions. Our UX Solutions allow service providers to customize certain elements of the IPGs for their customers and to upgrade the programming features and services they offer. Our UX provides viewers with current and future program information and are compatible with service providers' subscription management, pay-per-view (“PPV”) and VOD services. We also offer operational support, professional services and content metadata. Our UX also has the ability to include advertising, and when advertising is provided in the UX, we typically share a portion of the advertising revenue with the service provider. We currently offer UX solutions marketed to service providers under the TiVo, i-Guide and Passport brands in the U.S., Canada and Latin America. Service providers generally pay us a monthly per subscriber fee to license our UX solutions.

We also offer UX Solutions to the CE industry under the G-GUIDE brand in Japan. We receive license fees for these solutions based on the number of units produced or shipped that incorporate our technology or utilize our patents. Our agreements with the major CE manufacturers generally allow them to ship an unlimited number of units incorporating our technology, provided they pay us a fixed fee. In addition, our joint venture with Dentsu Inc. and Tokyo News Service Limited, Interactive Program Guide Inc. (“IPG JV”), acts as the exclusive provider of program listings and advertising for our UX program guides in Japan, marketed under the G-Guide brand. We own 46% of the IPG JV, and have certain contractual management rights. We retain the right to license and collect fees for other products, technology and intellectual property in Japan, regardless of whether the customer is an active customer of IPG JV.

CubiTV and TiVo Lite Middleware. We provide flexible middleware solutions targeted towards pay TV service providers - cable, satellite, terrestrial and telecommunications operators - in developing and emerging markets who want to introduce advanced TV services to their networks. CubiTV and CubiGo give emerging market pay TV service providers the ability to cost-effectively deliver a wide range of interactive services along with a superior user experience to their subscribers. We also plan to provide a more advanced middleware, called TiVo Lite, that offers the TiVo user interface integrated with our Personalized Content Discovery solution and the Cubiware cloud-based infrastructure. Our middleware runs on basic HD set-top boxes and supports DVR functionality in hard-disk enabled boxes. Our CubiTV and TiVo Lite solutions enable multiscreen technology for pay TV service providers to cost-effectively deliver video-oriented services through CE devices, such as tablets, personal computers and smartphones. CubiTV and TiVo Lite middleware customers typically pay engineering integration fees plus a per device license fee.

Software and Services

Metadata. Our metadata products are a critical component of delivering an interactive entertainment experience. We offer comprehensive metadata covering television, sports, movies, digital-first, music, celebrities, books and video games. Our content library includes unique data on more than 16.7 million video programs, including theatrical, digital-first, DVD and Blu-ray releases, as well as thousands of celebrities. Our database also has information on 3.9 million music albums, 34.0 million songs, 12.1 million books, 122,000 video games, 132,000 active athletes and 123,000 sporting events. We develop our metadata through a technology platform that combines machine learning techniques and platform-mediated work with our proprietary and patented knowledge graph technology. This technology platform delivers content faster and at higher quality than traditional editorial models can offer. There are three levels within the metadata portfolio: basic metadata (such as artist or album), navigational metadata (such as relationships between actors and movies or television series) and editorial metadata (such as actor biographies, television, movie or music reviews) and enhanced metadata (such as weighted keywords and connections across all entities in our library) and real-time metadata such as sports play-by-play and excitement scores. Our focus on quality, robustness and consistent international depth has made us a recognized leader in entertainment metadata services worldwide. Looking forward, we continue to expand our portfolio, recently launching new products that support new media efforts from content studios, TV broadcasters and automotive entertainment providers.

Our television and movie metadata covers 75 countries including the United States, countries in Latin America including Brazil, countries in Europe including Russia, Turkey and Poland, and countries in Asia including Hong Kong, India and Taiwan. We license several metadata and service offerings, including, but not limited to, schedules, listings and web content linking services. Customers typically pay us a monthly or quarterly fee for the rights to use the metadata, receive regular updates and integrate it into their own service. Our metadata can be sold stand-alone or as a complement to another TiVo product such as a UX solution or search and recommendation solution. We deliver metadata using real-time APIs and as bulk data files depending on our customer’s requirements. Globally our metadata customers include leading companies such as Google Inc. (now part of Alphabet Inc.), Microsoft Corporation ("Microsoft"), Panasonic Avionics Corporation and Samsung Electronics Co. LTD ("Samsung").

Personalized Content Discovery and Natural Language Voice. Personalized Content Discovery with conversation services provides service providers, device manufacturers and application/service developers a way to enable their customers to quickly find, discover, and access content across linear broadcast television, VOD, DVR and OTT sources. We process anonymous viewing information uploaded from set-top boxes, digital media devices and consumer input for use in recommendations and personalization. The advanced algorithms of our technology understand the nature and relationship of content information and the context surrounding a user's behavior to deliver an advanced personalized content discovery experience. Results can be generated through traditional text entry, voice interaction or our content recommendations. Our natural language voice solution, when combined with our advanced search and recommendations technology, enables a conversational interaction between a viewer and their content experience. We have brought together advanced semantic and contextual technologies to enable powerful media centric voice interactivity. Combined with the expertise of our content editors and our comprehensive entertainment metadata, we deliver a powerful discovery solution. These technologies can be applied to pay TV and next generation internet-based TV and video services from virtual service providers, content owners and CE manufacturers. Customers typically pay us a per subscriber or per device fee. Our search and recommendation solutions are widely deployed with many Tier 1 pay TV service providers including CSC Holdings, LLC ("Cablevision", now part of Altice N.V. ("Altice")), Charter and DISH Network L.L.C. ("DISH"), as well as CE manufacturers and content providers.

Advanced Media and Advertising. Our Advanced Media and Advertising solutions enable pay TV and virtual service providers, content and new media companies, and advertisers and their agencies to better understand and monetize consumer media engagement, including, UX Advertising, TV Viewership Data, Audience Segments and Audience Insights solutions.

We provide advertisers with nationwide or regionally targeted advertising on our UX solutions. Advertisers place ads in a variety of display formats, seamlessly incorporated into the user interface. Advertisements can trigger a variety of actions when selected via a remote control, including video advertisement playback, DVR recordings and direct response. Media and conventional advertisers are interested in the value proposition of utilizing display advertising in television interfaces to reach consumers with an interactive experience or guide them to related media content. Utilizing our Personalized Content Discovery platform, we also target content promotions as ‘paid search’ by directly including the sponsored content in user interface’s recommended content carousel. We work with service providers bundling their non-TiVo UX advertising inventory with our native inventory giving us a more significant national footprint.

Our TV Viewership Data platform is built on modern big data technologies and processes millions of households of TV viewership data, program airings data, advertisement log data and other 1st and 3rd party household attributes data. Our platform enables us to partner with service providers to unlock the value of their return-path data, transforming raw return-path data into meaningful viewership information to inform advertising, promotion, and marketing initiatives. Utilizing our TV Viewership Data and Segments products MVPDs, broadcasters, content owners, agencies and advertisers can activate subscriber’s TV viewership alone or combined third party data sources using industry-leading data safe havens to target directly, or through third party viewer segments, promotions and advertising to monetize their subscriber customer base.

Our software-as-a-service Audience Works solutions optimize television advertising and promotion inventory using household-level viewership data from millions of homes combined with innovative analytics to predict TV audience insights and maximize campaign effectiveness. Audience Works analyzes past viewing behaviors to identify and predict future viewing audiences, increasing the value and performance of advertising inventory and more effectively targeting media promotions. TV networks can increase advertising revenue, maximize inventory effectiveness, target on-air promotions and measure results against campaign goals for reach, frequency, budget and target audiences. Audience Works manages the full campaign planning life-cycle including target definition, multi-placement media planning, optimization, scheduling, execution and measurement into one platform. It leverages both first- and third-party demographic data to create custom, predicted viewing audiences to maximize value for TV inventory owners.

We also offer a software-as-a-service Audience Insights solution used by service providers to analyze the habits and preferences of TV subscribers, providing critical insights utilized to increase operational efficiency, improve customer engagement, support carriage and bundling decisions, help mitigate churn and maximize average revenue per user. Integrated with our Personalized Content Discovery solutions, Audience Insights processes millions of households of TV viewership data, programming data, billing and customer attributes data, as well as third-party sources providing service providers deep analysis of their subscriber’s second-by-second engagement and consumption of content.

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

Intellectual Property Licensing Segment

Our Intellectual Property Licensing segment generated 49%, 54% and 54% of our Total Revenues, net for the years ended December 31, 2017, 2016 and 2015, respectively.

Patent Portfolios. The foundation for our Intellectual Property Licensing segment is two expansive portfolios from Rovi and TiVo Solutions, which encompass approximately 5,500 issued and pending patents, including approximately 3,300 internationally. We have filed patent applications relating to thousands of inventions resulting from our research and development, including many critical aspects of the design, functionality and operation of TiVo products and services as well as technology that we may incorporate into future products and services. We continue to grow our patent portfolios in size and relevance through ongoing investment, targeted acquisitions and strategic management of the portfolios. We generate a substantial portion of our Intellectual Property Licensing revenue from our discovery patents, which represents 92% of our total patents. Over the last 10 years, our portfolio of U.S. discovery patents has more than doubled in total size; however, the number of issued patents in our patent portfolio has more than quadrupled. The scope and relevance of our discovery patent portfolios have also grown over this period, reflective of the increase in entertainment UX, DVR and mobile device media functionality. We believe that interactive video guidance technology is a necessary tool for television viewers facing an increasing amount of available content and an increasing number of digital television channels, VOD services, and OTT services. The entertainment UX is evolving from a solution for linear television content to a UX for all the content consumers have access to across all of the devices they use. Our discovery patent portfolio includes important intellectual property coverage and protection for key features and functionality across guidance, search and recommendation, DVR, VOD, OTT, second screen offerings, mobile device media utilization and various interactive television applications. Our discovery portfolio's patents have expiration dates as late as 2037. We have extensive, ongoing innovation efforts in place to ensure the longevity of our patent portfolios so they continue to provide long-term protection across the key areas of our business and the media experience.

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

Multiple Licensing Segments. Traditional pay TV service providers typically pay us a monthly per subscriber fee and have historically licensed our discovery patent portfolio for the television use case. We have extended our pay TV licensing program to cover virtual service providers, who deliver pay TV services over the internet at comparable rates to traditional pay TV. As mobile TV initiatives have also become more prevalent with service providers, we have established secondary licensing agreements to provide coverage and rights for the mobile TV use case. Online and OTT video service providers typically have paid us a flat fee to license our patents for a specified period of time. Our CE licensees typically pay us license fees based on the number of units produced or shipped that utilize our patents, for specified products, in defined territories. Our agreements with the major CE manufacturers generally allow them to ship an unlimited number of units utilizing our discovery patents, provided they pay us a fixed annual fee.

Major Licensees. Our major pay TV service provider and video distribution intellectual property licensees include Altice USA (including Cablevision), AT&T, Charter, Cox, DISH, Foxtel, Netflix, Inc., Sky Italia, Sky plc, VUDU, Inc. and others. We also have license agreements with third party IPG providers. Our CE intellectual property licensees include leading CE companies such as Panasonic and Samsung. As of December 31, 2017, 154 million pay TV subscribers worldwide are estimated to be receiving a licensed UX or IPG solution, including 83 million internationally.

Innovation and Development

Research and Development. Our internal research and development efforts are focused on developing new innovative products, enhancing our existing products and extending these technologies into new or evolving applications. We have acquired other companies and technologies to supplement our research and development expenditures in the past, and may continue to do so in the future. Our Research and development expenses were $194.4 million, $125.2 million and $99.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

TiVo Service Platform & Client Software. Over the past two years, the TiVo Service Platform and Client Software have undergone a significant refactoring. In addition to developing a new look and feel, our next generation TiVo Service

Platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, extensive video metadata, robust data collection and new back office capabilities. The new TiVo Service Platform began rolling out to our pay TV and retail customers in 2017.

TiVo-Enabled Hardware Design. We continue to advance the TiVo-enabled hardware designs, including our latest TiVo BOLT VOXTM DVRs and TiVo Mini VOXTM non-DVR set-top boxes, and specifications developed by TiVo for set-top boxes and other devices. We provide this design to our contract manufacturer that produces TiVo-branded hardware. The TiVo-enabled hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, cable, OTT and VOD. In addition, the TiVo-enabled hardware design allows the cloud-based TiVo Service Platform and the internet to connect with third party consumer devices and services to enable existing and future functionality.

Personalization, Prediction and Voice. The ongoing investment in our Personalized Content Discovery platform enables us to provide some of the most advanced capabilities in media personalization, prediction and voice search. Built on a robust cloud architecture and widely deployed with Tier 1 pay TV and other providers, our solution is a leading technology in the market. We continue to expand this solution with innovations focused on new verticals such as, content promotion, internet video services and advertising.

Advanced Media and Advertising. We are leading the industry to use advanced technologies focused on television data, consumer data and cutting edge predictive analytics to create efficiencies and value multipliers in the evolving television advertising ecosystem. This technology stack includes a predictive analytics engine, audience management platform and a data warehouse, which collectively processes the raw TV viewership data events from millions of set-top boxes which are anonymously matched against billing, customer and a range of other third party data. These capabilities can be used across a variety of advertising use cases in both traditional linear television and digital advertising for internet delivered content.

Supporting Operations

Operations and Technical Support. We have technical support and certification operations to support our products:

•	We provide training, technical support and integration services to pay TV service providers who license our products.

•	We operate the internet-based services required for our service offerings including data delivery, search, recommendation, advertising, device management and media recognition.

•
We provide broadcast delivery of television line-up data and advertising to UXs on TVs and set-top boxes in major European markets and in Japan. In North America, we deliver similar line-up and advertising data via the internet.

•	We support our customers with porting and engineering services to ensure our IPGs and DVRs operate properly.

•	We provide customer care for UX and DVR customers to resolve data, advertising and consumer functional issues.

TiVo Service. We provide customer support through outsourced service providers as well as our internal customer service personnel for our direct-to-consumer retail TiVo Service in the United States. When our product is distributed through a pay TV service provider, the pay TV service provider is primarily responsible for customer support. We offer training, network operating center services and other assistance to these pay TV service providers. Our retail TiVo Service subscribers have access to an internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email and telephone support.

Consumer Warranty and Support. We offer a standard manufacturer's warranty period to consumers for TiVo-enabled DVRs of 90 days for parts and labor from the date of purchase and from 91 days-365 days for parts only. We offer a Continual Care warranty to TiVo-Owned customers which extends the one-year warranty for parts only for customers with current monthly service plans who also use our latest BOLT and Roamio DVRs for as long as such customers remain active. We contract with third parties to perform warranty repairs. Warranties provided to pay TV service providers who distribute TiVo hardware vary in length depending on the agreement.

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

Competition

There are a number of companies that produce and market advanced media solutions such as UXs, IPGs, DVRs, search, recommendation, natural language voice, metadata, and advanced data and analytics in the various formats which compete, or we believe will compete, with our products and services over time. Principal competitive factors include brand recognition and awareness, product and service functionality, innovation, ease of use, personalization, content access and availability, mobility and pricing. While we are competitive across this range of factors, we believe our primary competitive differentiation comes from our ability to integrate all of our products to create unique value to our customers.

Platform Solutions: Our Platform Solutions face competition from companies such as Cisco (including NDS), Ericsson (including Mediaroom), Kudelski, SA, MobiTV, and Espial and from MSO internally developed solutions such as Comcast X1 and Liberty Global's Horizon Media, which have created competing products that provide user interface software for use on STBs and CE and mobile devices. Such companies may offer more economically attractive agreements to service providers and CE manufacturers by bundling multiple products together. Another common competitor we encounter is a customer who chooses to build its own IPG and DVR solution, under license with our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have innovative, high-quality products ready to be implemented, with local and network DVR, integrated data distribution infrastructure and content, as well as third party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions can speed our customers' time to market, be deployed at a lower cost than internally built products, and can be superior to “do-it-yourself” products. For those that choose to do it themselves, we have component products such as advanced search, recommendation, conversation and insights, Cubiware middleware products and our extensive metadata offerings providing them a full suite of services to power their next generation in-house built media experience.

Consumer Retail DVRs. Our retail products compete in the U.S. against solutions sold directly by pay TV service providers. These solutions often have similar feature sets, such as DVR capabilities, search and discovery, multi-room viewing, and TVE access for mobile devices. Some of these solutions are offered at lower prices, but in many cases, are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, the DVRs are usually professionally installed and may appeal to consumers who do not wish to pro-actively select a DVR service. Our retail products also compete against products with on-demand OTT streaming capabilities offered by CE manufacturers. Though these devices do not offer the breadth of the TiVo service, they do offer alternative ways to access TVE and OTT content. For example, many CE manufacturers have television or DVD products that are internet enabled and others have built dedicated devices for accessing video over the internet such as Apple TV, Amazon Fire TV, Google Chromecast and Roku. Similarly, companies such as DISH (Sling TV), AT&T (DirecTV NOW), Microsoft and Sony have now enabled the digital delivery of video programming over the internet to video game consoles and other consumer devices.

Metadata. In metadata, we compete with other providers of entertainment-related content metadata such as Gracenote (a subsidiary of Nielsen Company) and Ericsson Broadcast and Media Services (formerly Red Bee Media and FYI Television, Inc.). While we do not believe that our competitors' metadata sets offer the same comprehensive breadth of focus on media exploration, discovery and management in as many regions of the world as we do, they present competition to our metadata business for each of their areas of focus.

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

As of December 31, 2017, we held approximately 1,500 U.S. patents and had approximately 700 U.S. patent applications pending. As of December 31, 2017, we also had approximately 2,500 foreign patents and approximately 800 foreign patent applications pending. Each of our issued patents expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2037.

We own or have rights to various copyrights, trademarks and trade names used in our business. These include, but are not limited to, TiVo, Rovi, Passport, Rovi Guides, G-GUIDE, iGuide and Cubiware. We have secured numerous foreign and domestic trademark registrations for our distinctive marks, including but not limited to registrations, for the marks “TiVo,” the TiVo logo, “Season Pass” and certain sound marks.

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our Platform Solutions and other products and services. We offer no assurance that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. There can be no assurance that we are or will be aware of all patents that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the patent holders or to redesign the products or services in such a way as to avoid infringing the patent. This could affect our ability to compete in a particular market.

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

Compatibility Between Cable Systems and CE Equipment

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

To meet its statutory obligation without compromising the security of video services, the FCC required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels. In 2003, the FCC adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that utilize unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top box (but without the ability for consumers to use interactive content). In 2013, the United States Court of Appeals for the District of Columbia Circuit struck down the FCC rules in a way that could have an impact on cable operators’ continued provision of CableCARDs to customers for use with third-party navigation devices. In December 2014, Congress passed the Satellite Television Extension and Localism Act Reauthorization ("STELAR"), which repealed an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the set-top boxes they lease to their subscribers effective December 4, 2015. STELAR also directed the FCC to create a working group to find a successor standard to replace the CableCARD. The cable industry has continued to provide, and committed to Congress to provide, CableCARDs for third-party devices like those supplied by TiVo to requesting customers. We cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Although current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for UXs incorporated in set-top boxes or CE devices.

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

Employees

As of December 31, 2017, we had approximately 1,700 full-time employees, of which approximately 600 were based outside the U.S. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part on the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Information About Our Executive Officers

The names of our executive officers, their ages and positions as of December 31, 2017 are shown below. Biographical summaries of each of our executive officers are included below.

Name	Age	Positions
Enrique Rodriguez	55	President and Chief Executive Officer
Dustin Finer	48	Chief Administrative and Internal Operations Officer
Peter Halt	57	Chief Financial Officer
Pamela Sergeeff	45	Executive Vice President, General Counsel and Chief Compliance Officer

Enrique Rodriguez. Mr. Rodriguez has served as the President and Chief Executive Officer and a member of the Board of Directors of TiVo since November 2017. Prior to becoming CEO, Mr. Rodriguez was Executive Vice President and Chief Technical Officer of AT&T, a telecommunications company, from August 2015 to November 2017. From January 2013 to July 2015, he served as Executive Vice President, Operations and Products of Sirius XM and was Group Vice President of Sirius XM Radio, a broadcasting company, from October 2012 to January 2013. Prior to his employment at Sirius XM Radio, Mr. Rodriguez was the Senior Vice President and General Manager of Cisco Systems’ Service Provider Video Technology Group. Mr. Rodriguez also held various executive positions at Microsoft from 2003 to 2010, including Corporate Vice President for the TV Division and as Vice President of Xbox Partnerships. Prior to joining Microsoft, Mr. Rodriguez spent over 20 years at Thomson/RCA in a variety of engineering and executive roles where he was awarded over 25 U.S. patents and international derivatives. Mr. Rodriguez holds a B.S. in electrical engineering from Mexico’s Instituto Tecnológico de Monterrey.

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

Available Information

Our website is located at http://www.tivo.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission (the “SEC”). Copies will be provided to any stockholder on request to TiVo Corporation, Attention: Corporate Secretary, 2160 Gold Street, San Jose, California 95002. The reference to our website does not constitute incorporation by reference of the information contained on or hyperlinked from our website and should not be considered part of this document.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred and expect to continue to incur significant restructuring and integration-related costs following the acquisition of TiVo Solutions by Rovi Corporation and may not realize our anticipated cost savings with respect to our integration and restructuring initiatives.

Following completion of the TiVo Acquisition, we have incurred material transaction, restructuring, transition and integration-related costs in connection with integrating TiVo Solutions' operations with the operations of Rovi. This integration may not be achieved in a timely and efficient manner, and we may not fully realize the anticipated cost savings for a variety of reasons. Some of the risks related to this integration include failure to obtain expected cost savings due to cost overruns and failure to consolidate our disparate administrative and engineering operations. In addition, these restructuring, integration and cost reduction plans are designed to reduce our fixed costs and our operating expenses, which include the future consolidation of existing office locations, elimination of redundant information systems, product integration and consolidation efforts, and employee-related costs. These restructuring and integration activities are likely to result in significant restructuring charges that will adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. And further, if the expected cost savings and synergy benefits are not realized, our business will be harmed.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for newly generated net operating losses to 80% of post-2017 annual taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law or other tax laws they may enact.

See Note 13 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in the U.S., in numerous U.S. states, and in international taxing jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax to accrue in each tax jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state and from country to country, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had U.S. federal and state NOLs of $1.0 billion and $1.2 billion, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2019. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Stock transfer restrictions in our certificate of incorporation may act as an anti-takeover device.

On September 7, 2016, upon the effective time of the merger with TiVo Solutions, our certificate of incorporation was amended and restated to include certain transfer restrictions intended to preserve our tax benefits pursuant to Section 382 of the Internal Revenue Code that apply to transfers made by 5% stockholders, transferees related to a 5% stockholder, transferees acting in coordination with a 5% stockholder, or transfers that would result in a stockholder becoming a 5% stockholder. Such transfer restrictions will expire on the earlier of (i) the repeal of Section 382 or any successor statute if our board of directors determines that such restrictions are no longer necessary or desirable for the preservation of certain tax benefits, (ii) the beginning of a taxable year to which our board of directors determines that no tax benefits may be carried forward (iii) the third anniversary of the merger with TiVo Solutions, or (iv) such other date as our board of directors shall fix in accordance with the certificate of incorporation.

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

As of December 31, 2017, we had total debt with a par value of $1.0 billion, which included $675.5 million under our Term Loan Facility B and $345.0 million under our 2020 Convertible Notes. Our Term Loan Facility B is guaranteed by us and certain of our domestic and foreign subsidiaries and is secured by substantially all of our, the subsidiary guarantors and the co-borrowers’ assets. Our indebtedness may:

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

A breach of any of these covenants could result in a default under our Term Loan Facility B and/or our other indebtedness, which could in turn result in a substantial portion of our indebtedness becoming due prior to its scheduled maturity date. In such event, we may be unable to repay all of the amounts that would become due under our indebtedness. If we were unable to repay those amounts, the lenders under our Term Loan Facility B could proceed against the collateral granted to them to secure that indebtedness. In any case, if a significant portion of our debt was accelerated, we might be forced to seek bankruptcy protection.

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

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, reduce or suspend our capital allocation activities, and cause us to incur more indebtedness.

If economic conditions or other risks and uncertainties in our future business cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We and our subsidiaries may choose to incur additional indebtedness in the future to pay for these activities, although our access to capital markets is not assured and we may not be able to incur additional indebtedness at a cost that is consistent with current borrowing rates. The terms of our debt do not prohibit us or our subsidiaries from incurring additional indebtedness, although such debt terms impose restrictions on our ability to do so. If we incur any additional indebtedness that ranks equally with existing indebtedness, the holders of that indebtedness will be entitled to share ratably with the holders of our existing debt obligations in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles (“GAAP”) from the adoption of recently issued accounting standards could materially affect our financial position and results of operations.

The accounting rules and regulations we comply with regarding revenue recognition are complex. From time to time the Financial Accounting Standards Board (the “FASB”) modifies the accounting standards applicable to our financial statements. In May 2014, the FASB issued an amended accounting standard for revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Further, in April 2016, the FASB amended Topic 606 to provide additional guidance on revenue recognition as it pertains to licenses of intellectual property. Topic 606 and its related amendments are effective for us in the first quarter of 2018. On January 1, 2018 we adopted Topic 606 using the modified retrospective approach.

While the adoption of Topic 606 does not change the cash flows expected to be received from our contracts with customers, the adoption of Topic 606 could have a material effect on our financial position or results of operations as a result of the cumulative effect of adoption and as the pattern of revenue recognition may change.

See Note 1 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

We are exposed to risks associated with our changing technology base through strategic acquisitions, investments, divestitures and discontinued businesses.

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

Acquisitions, divestitures, discontinued businesses, and other strategic decisions involve numerous risks, including:

•	problems integrating and divesting the operations, technologies, personnel, services or products over geographically disparate locations;

•	unanticipated costs, taxes, litigation and other contingent liabilities;

•
continued liability for discontinued businesses and pre-closing activities of divested businesses or certain post-closing liabilities which we may agree to assume as part of the transaction in which a particular business is divested;

•	adverse effects on existing business relationships with suppliers and customers;

•	cannibalization of revenue as customers may seek multi-product discounts;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant restructuring charges if acquired products or technologies are unsuccessful;

•	significant diversion of management's attention from our core business and diversion of key employees' time and resources;

•	licensing, indemnity or other conflicts between existing businesses and acquired businesses;

•	inability to retain key customers, distributors, suppliers, vendors and other business relations of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization or as a result of discontinued businesses.

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, service offerings, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to identify or complete any acquisition, divestiture or discontinued business in the future. Further, the terms of our indebtedness constrains our ability to make and finance additional acquisitions or divestitures.

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

The advanced video solutions market is rapidly evolving, and our Platform Solutions face significant competition in the product and service offerings sold to service providers and to retail consumers. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change such as the growth and availability of content streamed over the internet. Our advanced video solutions compete with other CE products and home entertainment services (such as Roku, AppleTV, and Amazon FireTV) as well as products and service offerings built by other service providers or their suppliers for consumer spending. Many of these products and services have broad user bases, substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional activities as well as more strategic partners. We in turn rely on our service provider customers and retailers to help market and promote our advanced video solutions. As a result of this intense competition, we could incur increased research and development expenses and increased marketing and promotions costs that could adversely affect our business, including rendering certain of our advanced video solutions obsolete, in the future.

Our Platform Solutions also face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, over the top applications, printed television guides in newspapers and weekly publications, and local cable television guides. Our Platform Solutions also compete against customers and potential customers who choose to build their own IPG, including both those who do and those who do not elect to license our patents.

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

We face competitive risks in the provision of an entertainment offering involving the distribution of digital content provide by third party application providers through broadband.

We have previously launched access in certain of our products and services to the entertainment offerings of Amazon Video, Netflix, Hulu Plus, VUDU, Pandora and others for the distribution of digital content directly to broadband-connected TiVo devices. Our offerings with Amazon Video, Netflix, Hulu Plus, Pandora and others typically involve no significant long-term commitments. We face competitive, technological, and business risks in our ongoing provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix and others, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to TiVo devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon, and Google that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Video, Netflix, Hulu Plus, Pandora, and our other partners, on our own, or an equivalent offering with other third-parties, the attractiveness of the TiVo service to new subscribers would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers would be harmed.

Establishing and maintaining licensing relationships with companies are important to build and support a worldwide entertainment technology licensing ecosystem and to expand our business, and failure to do so could harm our business and prospects.

Our future success depends on our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	pay TV service providers;

•	operators of entertainment content distributors, including PPV and VOD networks;

•	CE, digital PPV/VOD set-top hardware manufacturers, DVD hardware manufacturers and personal computer manufacturers;

•	semiconductor and equipment manufacturers;

•	content rights holders;

•	retailers and advertisers;

•	DRM suppliers; and

•	internet portals and other digital distribution companies.

Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

Some of our third-party license arrangements require that we license others' technologies and/or integrate our solutions with others. In addition, we rely on third parties to report usage and volume information to us. Delays, errors or omissions in this information could harm our business. If these third parties choose not to support integration efforts or delay the integration of our solutions, our business could be harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, pay TV service providers and CE manufacturers, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.

We generate a significant portion of our revenue from patent license agreements with a small number of major pay TV service providers which would lead to substantial revenue loss and possible litigation if not renewed.

We generate a significant amount of revenue from our contracts with AT&T and Charter. In September 2017, our contract with AT&T was extended to December 2025. In June 2016, we amended our license agreement with Charter Communications to cover Time Warner Cable. Our contract with Comcast expired in March 2016 and we filed litigation against Comcast for patent infringement in April 2016. The expiration of our license with Comcast, as well as litigation initiated against Comcast, has resulted in a reduction of current revenue and an increase in litigation costs. The length of time that Comcast is out of license prior to executing a license or reaching a resolution is uncertain. In addition, the amount of revenue recognized in the reporting period a license is executed or resolution is reached is uncertain and will depend on a variety of factors including terms such as duration, pricing, licensed products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license. Furthermore, we cannot assure you that these license agreements with major pay TV service providers will not be terminated under certain circumstances. If that occurs and we are unable to replace the revenue associated with these agreements through similar or other business arrangements, our revenues and profit margins would decline and our business would be harmed as a result.

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

We hold a 46% interest in IPG Inc., as a joint venture with non-affiliated third parties, which hold the remaining interest. As a result of such arrangement, we may be unable to control the operations, strategies and financial decisions of IPG Inc., which could in turn result in limitations on our ability to implement strategies that we may favor, or to cause dividends or distributions to be paid. In addition, our ability to transfer our interests in IPG Inc. may be limited under the joint venture arrangement.

Dependence on the cooperation of pay TV service providers, television broadcasters, hardware manufacturers, data providers and delivery mechanisms could adversely affect our revenues.

We rely on third party providers to deliver our metadata to some of the CE devices that include our UXs and IPGs. Further, our national data network provides customized and localized listings for pay TV and licensees of our data used in third party IPGs for pay TV. In addition, we purchase certain metadata from commercial vendors that we redistribute. The quality, accuracy and timeliness of that metadata may not continue to meet our standards or be acceptable to consumers. There can be no assurance that commercial vendors will distribute data to us without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms. Technological changes may also impede the ability to distribute metadata. Our inability to renew these existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively transmit our metadata to CE devices could have a material adverse effect on our CE IPG business.

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

The TiVo service is enabled through the use of products, including DVR and non-DVR products, manufactured for us by a third-party contract manufacturer. In addition, we rely on sole suppliers for a number of key components and technologies for these DVRs and other devices we manufacture. We also rely on third-parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner or we are unable to purchase or license such third-party components or technologies, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services or require us to remove certain features or functionalities from our products which may decrease the commercial appeal of our products for our customers. Any of these outcomes would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

In addition, we face the following risks in relying on these third-parties:

Unsuccessful or lost manufacturing relationships. If our manufacturing relationships are not successful, we may be unable to satisfy demand for our products and services. We manufacture DVRs and non-DVRs that enable the TiVo service through a third-party contract manufacturer. Delays, product shortages, and other problems could impair our distribution and brand image and make it difficult for us to attract subscriptions and service our pay TV customers. In addition, as we are dependent on our sole third-party contract manufacturer, the loss of this manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do or which could prove time-consuming and expensive.

Dependence on sole suppliers and third-party components and technologies. We are dependent on sole suppliers for key components, technologies and services. If these suppliers fail to perform their obligations or we are unable to purchase or license such third-party components, technologies or services, we may be unable to find alternative suppliers or deliver our products and services to our customers on time or with the features and functionality they expect. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service, of which we may not have written supply agreements with certain sole suppliers for key components or services for our products. For example, Broadcom Corporation ("Broadcom") is the sole supplier of the system controller for our DVR. We do not currently have a long-term written supply agreement with Broadcom although we do have limited rights to continue to purchase from Broadcom in the event Broadcom notifies us a product is being discontinued. Therefore, Broadcom is not contractually obligated to supply us with these key components on a long-term basis or at all. In addition, because we are dependent on sole suppliers for key components and services, our ability to manufacture our DVRs and other devices is subject to increased risks of supply shortages (without immediately available alternatives), exposure to unexpected cost increases in such sole supplied components, as well as other risks to our business if we were to fail to comply with conflict mineral requirements due to our reliance on these suppliers. Additionally, certain features and functionalities of our TiVo service and DVRs are dependent on third party components and technologies. If we are unable to purchase or license such third-party components or technologies, we would be unable to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business.

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

Certain cable operators are deploying switched digital video technologies to transmit television programs in an on-demand fashion (switched digital) only to subscribers who request to watch a particular program. Although cable operators are deploying a solution to enable our retail products to receive channels delivered with switched technologies (known as the “Tuning Adapter”), if this technology is not successful or is not accepted by our customers (due to cost, complexity, functionality, or other reasons), then the increased use of switched technologies and the continued inability of our products to receive switched cable programming without a Tuning Adapter may reduce the desirability and competitiveness of our products and services and adversely affect sales of our retail TiVo service subscriptions in which case our business would be harmed.

Similarly, if cable operators implement new technologies in the future to transmit television programming that do not allow programs to be received and displayed on our retail products, the desirability and competitiveness of our products and services will be adversely affected and impact the sales of our retail TiVo service products and services, in which case our business would be harmed.

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

The nature of some of our business relationships may restrict our ability to operate freely in the future and could be interpreted in a manner that adversely affects revenues, including from licensing, under those agreements.

                From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have included and may in the future include exclusivity provisions (such as geographic or product specific limitations), most favored customer limitations, and patent licensing arrangements. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model or otherwise were justified by the terms of the particular relationship, the terms and conditions of such business relationships may place some restrictions on the operation of our business, including where we operate, who we work with, and what kinds of activities we may engage in, in the future. Additionally, some of our license agreements contain most "favored nation" clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensees. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to licensees, which could, if applied, result in lower revenues or otherwise adversely affect our business, financial condition, results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

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

The markets for our targeted audience delivery and advertising platforms may not develop and we may fail in our ability to fully exploit these opportunities if these markets do not develop as we anticipate.

The market for targeted audience delivery platform for the provision of data-driven, audience-based advertising analytics for advertisers, networks and agencies and interactive television advertising are at an early stage of development and we cannot assure you that we will succeed in our efforts to develop our targeted audience delivery and interactive advertising platforms as products widely accepted by our customers. In addition, with respect to our interactive advertising platform, pay TV service providers who have a patent license from us are not required to provide advertising or utilize our technology, although some have. Therefore, our ability to derive advertising revenues from our patent licensees also depends on the implementation of compatible interactive advertising technologies by such licensees.

Consolidation of the telecommunications, cable and satellite broadcasting industry could adversely affect existing agreements.

We have entered into agreements with a large number of pay TV service providers for the licensing or distribution of our technology, products and services. If consolidation of the telecommunications, cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps which could result in an adverse effect on the amount of revenue we receive under these types of agreements.

A significant portion of our revenue is derived from international sales. Economic, political, regulatory and other risks associated with our international business or failure to manage our global operations effectively could have an adverse effect on our operating results.

As of December 31, 2017, we had three major locations (defined as a location with more than 50 employees) and employed approximately 600 employees outside the U.S. We face challenges inherent in efficiently managing employees over large geographic distances and across multiple office locations, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.

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

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies, products or services for use by international pay TV service providers, CE and STB manufacturers, PPV/VOD providers and others or if regulations governing our international businesses change. Any changes to the statutes or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

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

Our systems and networks are subject to cybersecurity and stability risks that could harm our business and reputation and expose us to litigation or liability.

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

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity protections and enhancements, and expose us to litigation and other liabilities. Because some of our technologies and businesses are intended to inhibit use of or restrict access to our customers' IP, we may become the target of hackers or other persons whose use of or access to our customers' IP is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

Our product and service offerings rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers or third-party data centers (e.g., cloud services). We do not have complete redundancy for all of our systems, and we do not maintain real-time back-up of our data, so in the event of significant system disruption, particularly during peak periods, we could experience loss of data processing capabilities, which could prevent us from providing our products and services to our customers for an uncertain amount of time, cause us to lose customers as a result of such breaches, and could harm our operating results through loss of revenue and increased costs to remediate such cybersecurity incidents. Notwithstanding our efforts to protect against “down time” for products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide products and services, we must protect the security of our systems, networks, databases and software.

We need to safeguard the security and privacy of our customers’ confidential data and remain in compliance with laws that govern such data, and any inability to do so may harm our reputation and brand and expose us to legal action.

Our products and services and back-end information technology systems can collect and allow us to store individual viewer and account preferences and other data our customers may consider confidential. To provide better consumer experiences and to operate effectively, and for our analytics business and other businesses, we collect certain information from users. Collection and use of such information may be subject to U.S. federal and state privacy and data collection laws and regulations, standards used by credit card companies applicable to merchants processing credit card details, and foreign laws such as the European Union's Data Protection Directive (which may be added to or amended by the proposed General Data Protection Regulation or other regulations in the future). We may also be subject to third party privacy policies and permissions and obligations we owe to third parties, including, for example, those of pay TV service providers. We post our privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between client and server. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and for our products and services more generally. Any failure by us to comply with privacy policies or contractual obligations, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact our data collection efforts and subject us to fines, litigation or other liability.

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

Other factors that could affect our operating results include:

•	the acceptance of our technologies by pay TV service providers and CE manufacturers and other customers;

•	the timing and introduction of new services and features;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	expenses related to, and the financial impact of, the dispositions of businesses, including post-closing indemnification obligations;

•	the timing and ability of signing high-value licensing agreements during a specific period;

•	the extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•	the pace at which our analog and older products sales decline compared to the pace at which our digital and new product revenues grow; and

•
adverse changes in the level of economic activity in the U.S. or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the U.S. or its allies, or generally weak and uncertain economic and industry conditions.

Our operating results may also fluctuate depending on when we receive royalty reports from certain licensees. Prior to the adoption of Topic 606, we recognize a portion of our license revenue only after we receive royalty reports from our licensees regarding the manufacture of their products that incorporate our technologies. As a result, the timing of our revenue is dependent on the timing of our receipt of those reports, some of which are not delivered until late in the reporting period or after the end of the reporting period. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have deferred an unusually large amount of licensing revenue from a licensee in a given reporting period because not all of the revenue recognition criteria were met. The subsequent satisfaction of the revenue recognition criteria can result in a large amount of licensing revenue from a licensee being recorded in a given reporting period that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future reporting periods, thus causing fluctuations in our operating results.

On adoption, Topic 606 requires us to recognize revenue from per-unit royalty licenses with certain CE manufacturers and third party IPG providers during the period in which the licensee's sales are estimated to have occurred, which results in an adjustment to revenue when actual amounts are subsequently reported by our licensees, thus causing fluctuations in our operating results.

Seasonal trends may cause our quarterly operating results to fluctuate and our inability to forecast these trends may adversely affect the market price of our common stock.

CE product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products is very difficult, we have experienced that sales of DVRs and other retail products and new subscriptions to the TiVo service have been higher during the holiday shopping season when compared to other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.

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

Announcements by satellite television operators, cable television operators, major content providers or others regarding CE business or pay TV service provider combinations, evolving industry standards, consumer rights activists' “wins” in government regulations or the courts, motion picture production or distribution or other developments could cause the market price of our common stock to fluctuate.

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

In the future, we could become the subject of an unsolicited attempted takeover of our Company. Although an unsolicited takeover could be in the best interests of our stockholders, certain provisions of Delaware law and our organizational documents could be impediments to such a takeover. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. As discussed above, our certificate of incorporation was amended and restated to include stock transfer restrictions applicable to 5% or greater stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws also require that any action required or permitted to be taken by our stockholders must be affected at a duly called annual or special meeting of the stockholders and may not be affected by a consent in writing. In addition, special meetings of our stockholders may be called only by a majority of the total number of authorized directors, the chairman of the board, our president or the holders of 20% or more of our common stock. These provisions of Delaware law, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could make it more difficult for us to be acquired by another company, even if our acquisition is in the best interests of our stockholders. Any delay or prevention of a change of control or change in management could cause the market price of our common stock to decline.

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

We may need to use litigation to protect our intellectual property, which could be costly to our business.

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

We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or in connection with our various products or service offerings. For example, we license or incorporate certain entertainment Metadata into our data offerings. Certain of these arrangements involve enabling the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights and infringement of IP rights. We require users of our services to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented procedures to enforce such terms of use on certain of our services, including taking down content that violates our terms of use for which we have received notification, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our services, that these procedures will reduce our liability with respect to such unauthorized third-party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for IP infringement, publicity rights violations or defamation. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

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

Many laws and regulations are pending and may be adopted in the U.S., individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including IP rights, digital rights management, copyright, property ownership, privacy, taxation, and the CE and television industry. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the U.S., thus furthering the complexity of regulations. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. Changes to or the interpretation of these laws could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices. It is not possible to predict whether or when such legislation may be adopted, and the adoption of such laws or regulations and uncertainties associated with their validity, interpretation, applicability and enforcement, could materially and adversely affect our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded in ways that apply to the TiVo service, which could adversely affect our business. Laws or regulations could be interpreted to prevent or limit access to some or all television signals by certain CE devices, or impose limits on the number of copies, the ability to transfer or move copies, or the length of time a consumer may retain copies of some or all types of television programming. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market.

In addition, the satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements, as well as extensive regulation by local and state authorities. The FCC could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of our products or services, which may adversely affect our business. For example, the FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, or display of television programming based on rating systems. The FCC could also impose limits on the number of copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming. Furthermore, FCC regulations may affect cable television providers and other multi-channel video programming distributors ("MVPDs"), which are the primary customers for certain of our products and services. Although federal law no longer prohibits MVPDs (except DBS providers) from deploying navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”), further developments with respect to these issues or other related FCC action could impact the availability and/or demand for “plug and play” devices, including set-top boxes, all of which could affect demand for UXs incorporated in set-top boxes or CE devices and correspondingly affect our license fees; moreover, new regulations, or new interpretations of existing regulations, could reduce the desirability of our products and services, require us to make changes to our products or services, or increase our compliance costs.

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

It is possible that future proposed environmental regulations on CE devices, such as DVRs and STBs, may regulate and increase the production, manufacture, use, and disposal costs incurred by us and our customers. For example, the Energy Independence and Security Act of 2007 directs the Department of Energy to prescribe labeling or other disclosure requirements for the energy use of standalone digital video recorder boxes. This and future energy regulations could potentially make it more costly for us to design, manufacture, and sell certain products to our customers thus harming the growth of our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists our principal locations as of December 31, 2017:

Location	Square Footage	Lease Expiration	Primary Use by Segment
San Jose, California	164,000	January 2027	Corporate; Intellectual Property; Product
Bangalore, India	45,000	May 2018	Product
Burbank, California	45,000	June 2019	Corporate; Intellectual Property; Product
Wayne, Pennsylvania	39,000	October 2025	Product
Tulsa, Oklahoma	29,000	August 2021	Corporate
Boston, Massachusetts	20,000	November 2021	Product
Golden, Colorado	15,000	July 2020	Product

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of TiVo Corporation is listed on the NASDAQ Global Select Market under the symbol "TIVO". Prior to September 7, 2016, (the "TiVo Acquisition Date"), Rovi's common stock was listed on the NASDAQ Global Select Market under the symbol "ROVI". The following table sets forth, for the periods indicated, the reported high and low intraday sales prices for the common stock of TiVo Corporation (and Rovi Corporation prior to the TiVo Acquisition Date):

	High	Low
2017
First Quarter	$21.75	$17.43
Second Quarter	$19.93	$15.15
Third Quarter	$20.05	$17.60
Fourth Quarter	$20.18	$13.75

2016
First Quarter	$23.70	$16.25
Second Quarter	$19.61	$15.06
Third Quarter	$23.40	$15.41
Fourth Quarter	$22.05	$18.80

As of December 31, 2017, the closing price of our common stock as reported on the NASDAQ Global Select Market was $15.60 per share. As of February 23, 2018, there were 837 holders of record of our common stock based on information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms.

Stock Performance Graph*

The following graph and table show a comparison of the cumulative total stockholder return of TiVo Corporation's common stock (and Rovi Corporation's common stock prior to the TiVo Acquisition Date) with the cumulative total return of the NASDAQ Composite Index (the “Nasdaq”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from December 31, 2012 through December 31, 2017. The graph and table assume an initial investment of $100 in TiVo Corporation common stock and in each of the market indices on December 31, 2012, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of TiVo Corporation's common stock.

	December 31,
	2012	2013	2014	2015	2016	2017
TiVo Corporation	100	128	146	108	135	101
Nasdaq	100	140	161	172	187	243
S&P 500	100	132	151	153	171	208
Russell 2000	100	139	146	139	169	194

* The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of TiVo Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividend Policy

We have a disciplined capital allocation process that considers a range of alternatives for the use of our free cash flow, including dividends. In 2017, we initiated a dividend, declaring and paying $0.18 per share each quarter. Our dividend program and the payment of future dividends are subject to continued capital availability and our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our stockholders.

Our Senior Secured Credit Facility contains customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dividends and other distributions. See Note 9 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2017 there were no sales of unregistered securities.

Issuer Purchases of Equity Securities

TiVo Corporation may choose to repurchase shares under its ongoing repurchase program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value and there are no alternative investment opportunities expected to generate a higher risk-adjusted return on investment.

The following table provides information about the Company's purchases of its common stock during the three months ended December 31, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2017	—	$—	—	$150,000.0
November 2017	—	$—	—	$150,000.0
December 2017	—	$—	—	$150,000.0
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended December 31, 2017, the Company withheld 0.1 million shares of common stock to satisfy $2.3 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth selected financial data (in thousands, except per share amounts). The information is not necessarily indicative of results of future operations. The selected financial data is derived from, and should be read in conjunction with, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Part II, and the Consolidated Financial Statements and notes thereto included in Part IV, of this Annual Report on Form 10-K, which are incorporated by reference herein.

	Year Ended December 31,
	2017	2016 (1)	2015	2014	2013
Consolidated Statements of Operations Data:
Total Revenues, net	$826,456	$649,093	$526,271	$542,311	$537,390
Restructuring and asset impairment charges	19,048	27,316	2,160	10,939	7,638
Operating income	4,790	21,441	71,756	83,710	83,333
(Loss) income from continuing operations, net of tax	(37,956)	37,249	(4,292)	(13,522)	21,335
Loss from discontinued operations, net of tax	—	(4,588)	—	(56,222)	(193,425)
Net (loss) income	(37,956)	32,661	(4,292)	(69,744)	(172,090)

Basic (loss) earnings per share:
Continuing operations	$(0.32)	$0.40	$(0.05)	$(0.15)	$0.22
Discontinued operations	—	(0.05)	—	(0.61)	(1.97)
Basic (loss) earnings per share	$(0.32)	$0.35	$(0.05)	$(0.76)	$(1.75)

Diluted (loss) earnings per share:
Continuing operations	$(0.32)	$0.40	$(0.05)	$(0.15)	$0.22
Discontinued operations	—	(0.05)	—	(0.61)	(1.96)
Diluted (loss) earnings per share	$(0.32)	$0.35	$(0.05)	$(0.76)	$(1.74)

Dividends declared per share	$0.72	$—	$—	$—	$—

	December 31,
	2017	2016 (1)	2015	2014	2013
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$352,542	$438,640	$324,269	$469,020	$641,121
Total assets	3,163,678	3,320,843	2,199,296	2,421,152	2,687,178
Long-term liabilities	1,112,417	1,128,611	1,075,512	910,906	1,264,041
Total stockholders’ equity	1,853,016	1,909,636	1,030,565	1,106,264	1,313,216

(1)
On September 7, 2016, Rovi completed its acquisition of TiVo Solutions for $1.1 billion. The Consolidated Statements of Operations for the year ended December 31, 2016 reflect an $86.1 million benefit from a reduction in our deferred tax asset valuation allowance in connection with the TiVo Acquisition, which was partially offset by including TiVo Solutions' results for the period subsequent to the TiVo Acquisition Date, $40.0 million of Transaction, transition and integration costs associated with the TiVo Acquisition and $27.3 million in Restructuring and asset impairment charges. For further details about the TiVo Acquisition, refer to Note 2 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in Part IV of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A., "Risk Factors," included in Part I of this Annual Report on Form 10-K.

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

Our operations are organized into two reportable segments for financial reporting purposes: Product and Intellectual Property Licensing. The Product segment consists primarily of the licensing of Company-developed user experience ("UX") products and services to multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. We group our Product revenues into three verticals based on the products delivered to our customer: Platform Solutions; Software and Services; and Other. Platform Solutions includes revenue from licensing Company-developed UX products, the TiVo service and selling TiVo-enabled devices. Software and Services includes revenue from licensing our metadata, advanced search and recommendation and data analytics products, as well as in-guide advertising revenue. Other revenue includes sales of legacy Analog Content Protection ("ACP"), VCR Plus+ and media recognition products.

The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to U.S. and international pay-television providers (directly and through their suppliers), mobile device manufacturers, consumer electronics ("CE") manufacturers and over-the-top ("OTT") video providers. Our broad portfolio of licensable technology patents covers many aspects of content discovery, DVR, video-on-demand (“VOD”), OTT experiences, multi-screen functionality and personalization, as well as interactive applications and advertising. We group our Intellectual Property Licensing revenues into three verticals based primarily on the business of our customer: US Pay TV Providers; Consumer Electronics Manufacturers; and New Media, International Pay TV Providers and Other. Revenue from US Pay TV Providers includes direct and indirect licensing of traditional US Pay TV Providers regardless of the particular distribution technology (e.g., cable, satellite or the internet). Consumer Electronics Manufacturers revenue includes the licensing of our patents to traditional CE manufacturers. New Media, International Pay TV Providers and Other revenue includes licensing international pay TV providers, virtual service providers, mobile device manufacturers and content and new media companies.

Total Revenues, net for the year ended December 31, 2017 increased by 27% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the full period increased revenue by $218.4 million. The benefit from higher TiVo Solutions revenue was partially offset by lower revenue from the remainder of Product and Intellectual Property Licensing. For additional details on the changes in Total Revenues, net, see the discussion of our segment results below.

Our Intellectual Property Licensing agreement with Comcast Corporation ("Comcast") expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, expired on September 30, 2017. The expiration of our intellectual property license with Comcast, as well as litigation initiated against Comcast, has resulted in a reduction of revenue and an increase in litigation costs. While the Company anticipates Comcast will eventually execute a new intellectual property license, the length of time that Comcast is out of license prior to executing a new license is uncertain. The amount of revenue recognized in the reporting period in which a new license is executed is uncertain and depends on a variety of factors, including license terms such as duration, pricing, covered products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs have increased, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license and the length of time we remain in litigation with Comcast.

For the year ended December 31, 2017, our Net loss from continuing operations was $38.0 million, or $0.32 per diluted share, compared to Net income from continuing operations of $37.2 million, or $0.40 per diluted share, in the prior year. The change was primarily due to the year ended December 31, 2016 including an income tax benefit of $86.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition, a $41.1 million decrease in Product and Intellectual Property Licensing revenue from other than TiVo Solutions and a $14.0 million loss from the settlement of litigation associated with the TiVo Acquisition in 2017, which were partially offset by a $26.6 million benefit from the Tax Cuts and Jobs Act ("Tax Act of 2017") enacted on December 22, 2017, including TiVo Solutions' results for the full period which increased operating income by $15.1 million and benefits from cost saving initiatives.

Comparison of Year Ended December 31, 2017 and 2016

The consolidated results of operations for the year ended December 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change $	Change %
Revenues, net:
Licensing, services and software	$784,087	$629,474	$154,613	25%
Hardware	42,369	19,619	22,750	116%
Total Revenues, net	826,456	649,093	177,363	27%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	167,712	139,666	28,046	20%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	46,699	19,056	27,643	145%
Research and development	194,382	125,172	69,210	55%
Selling, general and administrative	205,024	192,755	12,269	6%
Depreciation	22,144	18,698	3,446	18%
Amortization of intangible assets	166,657	104,989	61,668	59%
Restructuring and asset impairment charges	19,048	27,316	(8,268)	(30)%
Total costs and expenses	821,666	627,652	194,014	31%
Operating income	4,790	21,441	(16,651)	(78)%
Interest expense	(42,756)	(43,681)	925	(2)%
Interest income and other, net	2,915	1,688	1,227	73%
Income (loss) on interest rate swaps	1,859	(3,884)	5,743	(148)%
TiVo Acquisition litigation	(14,006)	—	(14,006)	N/a
Loss on debt extinguishment	(108)	—	(108)	N/a
Loss on debt modification	(929)	—	(929)	N/a
Loss from continuing operations before income taxes	(48,235)	(24,436)	(23,799)	97%
Income tax (benefit) expense	(10,279)	(61,685)	51,406	(83)%
(Loss) income from continuing operations, net of tax	(37,956)	37,249	(75,205)	(202)%
Loss from discontinued operations, net of tax	—	(4,588)	4,588	(100)%
Net (loss) income	$(37,956)	$32,661	$(70,617)	(216)%

Total Revenues, net

For the year ended December 31, 2017, Total Revenues, net increased 27% compared to the prior year as Product and Intellectual Property Licensing revenues increased $121.8 million and $55.5 million, respectively. These increases were primarily a result of the TiVo Acquisition. Product generated 51.2% and 46.5% of Total Revenues, net for the years ended December 31, 2017 and 2016, respectively.

For additional details on the changes in Total Revenues, net, see the discussion of our segment results below.

Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets

Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, patent prosecution, maintenance and litigation costs and an allocation of overhead and facilities costs, as well as service center and other expenses related to providing the TiVo service.

For the year ended December 31, 2017, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 20% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the full period increased costs by $34.7 million. Other than the effects of including TiVo Solutions in the results for the full period, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased $6.7 million from the prior period due to a $9.8 million decrease in Transaction, transition and integration costs associated with the TiVo Acquisition and a $2.4 million decrease in compensation costs which were partially offset by a $5.4 million increase in patent litigation and maintenance costs which primarily relate to the ongoing Comcast litigation. We expect to continue to incur material expenses related to the Comcast litigation.

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

For the year ended December 31, 2017, the increase in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to including TiVo Solutions' results for the full period which increased costs by $25.7 million and an increase in Transaction, transition and integration costs associated with the TiVo Acquisition of $1.0 million.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the year ended December 31, 2017, Research and development expenses increased 55% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the full period increased costs by $73.5 million. Other than the effects of including TiVo Solutions in the results for the full period, Research and development costs decreased $4.3 million primarily due to a $3.3 million decrease in compensation costs and benefits from cost saving initiatives, partially offset by a $0.7 million increase in Transaction, transition and integration costs associated with the TiVo Acquisition.

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

The 6% increase in Selling, general and administrative expenses during the year ended December 31, 2017 was primarily due to the TiVo Acquisition as including TiVo Solutions' results for the full period increased costs by $16.0 million. Other than the effects of including TiVo Solutions in the results for the full period, Selling, general and administrative costs decreased $3.8 million primarily as a result of an $11.5 million decrease in Transaction, transition and integration costs associated with the TiVo Acquisition and benefits from cost saving initiatives, partially offset by costs associated with the transition to our new chief executive officer.

We anticipate incurring transition and integration-related costs, primarily consisting of employee-related costs and information systems investments in connection with integrating the operations of TiVo Solutions with the operations of Rovi through the first half of 2018.

Depreciation and Amortization of intangible assets

For the year ended December 31, 2017, Depreciation and Amortization of intangible assets increased from the prior year due to the TiVo Acquisition as the inclusion of TiVo Solutions increased Depreciation by $7.1 million and increased Amortization of intangible assets by $63.4 million. Other than the effects of the TiVo Acquisition, Depreciation decreased by $3.7 million and Amortization of intangible assets decreased by $1.7 million.

Restructuring and asset impairment charges

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, integration plans were implemented which are intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). We expect to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of the integration plans. We expect to generate over $110 million in annualized cost synergies from the TiVo Acquisition and have taken actions to produce more than $90 million of run-rate synergies as of December 31, 2017. We expect to achieve the remaining cost synergies in the first half of 2018. As a result of these actions, Restructuring and asset impairment charges of $18.4 million were recognized in connection with the TiVo Integration Restructuring Plan for the year ended December 31, 2017 primarily related to termination and transition agreements executed with former TiVo Solutions' employees and an impairment charge of $6.7 million from vacating a leased facility. Restructuring and asset impairment charges of $24.9 million were recognized for the TiVo Integration Restructuring Plan for the year ended December 31, 2016 primarily related to termination and transition agreements executed with former TiVo Solutions' employees.

We expect to incur restructuring costs in connection with the TiVo Integration Restructuring Plan through the first half of 2018.

Legacy Rovi Restructuring Plans

In the three months ended March 31, 2016, Rovi initiated certain facility rationalization activities (the "Legacy Rovi Restructuring Plans"), including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the corporate headquarters, and eliminating a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of changes in estimates related to sublease rental rates expected to be obtained for vacated facilities, Restructuring and asset impairment charges of $0.8 million and $2.4 million were recognized for the years ended December 31, 2017 and 2016, respectively, related to the Legacy Rovi Restructuring Plans.

Interest income and other, net

The $1.2 million increase in Interest income and other, net during the year ended December 31, 2017 was primarily due to a $3.1 million gain from the sale of strategic investments and a $0.7 million increase in interest income due to higher average investment balances and an increase in interest rates, partially offset by a $1.5 million increase in foreign currency losses and a $1.2 million other-than-temporary impairment loss on a strategic investment.

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

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a TiVo Acquisition litigation loss of $12.9 million was recognized in the Consolidated Statements of Operations for the year ended December 31, 2017. The TiVo Acquisition litigation loss represents the settlement amount in excess of the amount due to the Dissenting Holders as merger consideration.

In the year ended December 31, 2017, a $1.1 million loss was recognized related to a separate TiVo Acquisition litigation matter.

Loss on debt extinguishment and Loss on debt modification

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished, resulting in a Loss on debt extinguishment of $0.1 million for the year ended December 31, 2017. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows was not substantially different were accounted for as a debt modification, resulting in a Loss on debt modification of $0.9 million for the year ended December 31, 2017.

Income tax benefit

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax (benefit) expense.

We recorded Income tax benefit for the year ended December 31, 2017 of $10.3 million, which primarily consists of a $26.6 million benefit from the Tax Act of 2017. The Tax Act of 2017 was signed into law on December 22, 2017 and enacted comprehensive tax reform that made broad and complex changes to the U.S. federal income tax code as described in Note 13 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. The benefit from the Tax Act of 2017 is primarily related to a revaluation of deferred tax liabilities on indefinite-lived intangible assets which were remeasured from 35% to the new enacted U.S. federal income tax rate of 21%. As these deferred tax liabilities are indefinite-lived, the timing of their realization is not known, and they may not be used as a source of income to reduce our deferred tax asset valuation allowance. Benefits from the Tax Act of 2017 were partially offset by $13.8 million of foreign withholding taxes and $1.9 million of foreign income taxes.

We recorded Income tax benefit for the year ended December 31, 2016 of $61.7 million primarily due to an income tax benefit of $86.1 million due to a change in our deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets as described in Note 2 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination. Benefits from the deferred tax asset valuation allowance release were partially offset by $20.6 million of foreign withholding taxes.

The year-over-year decrease in foreign withholding taxes was due to a smaller portion of license fees received in 2017 coming from licensees in countries subject to foreign withholding taxes.

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

During the fourth quarter of 2017, the Company reorganized the presentation of revenue within its Intellectual Property Licensing segment to US Pay TV Providers, Consumer Electronics Manufacturers and New Media, International Pay TV Providers and Other to better portray its growth strategy. Revenue within the Intellectual Property Licensing segment for prior periods has been reclassified to conform to the current presentation.

Product

The Product segment's results of operations for the year ended December 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change $	Change %
Platform Solutions	$334,004	$205,395	$128,609	63%
Software and Services	84,964	83,811	1,153	1%
Other	4,548	12,470	(7,922)	(64)%
Product Revenues	423,516	301,676	121,840	40%
Adjusted Operating Expenses	377,107	251,529	125,578	50%
Adjusted EBITDA	$46,409	$50,147	$(3,738)	(7)%
Adjusted EBITDA Margin	11.0%	16.6%

For the year ended December 31, 2017, Product revenue increased 40% compared to the prior year as Platform Solutions and Software and Services revenues increased 63% and 1%, respectively, while Other revenues decreased 64%. These increases were primarily attributable to the TiVo Acquisition as including TiVo Solutions' results for the full period contributed $135.2 million and $8.8 million of the increase in Platform Solutions and Software and Services revenues, respectively. TiVo Solutions Product revenue includes $38.8 million of hardware sales for the year ended December 31, 2017. Hardware revenue is expected to continue to decline in the future as multiple system operator partners continue to shift to deploying the TiVo service on third-party hardware resulting in a decrease in the number of TiVo set-top boxes sold to multiple system operator partners. Other than the effects of including TiVo Solutions in the results for the full period, Platform Solutions revenue decreased $6.6 million primarily as a result of the renewal of an iGuide service provider contract at a lower rate. Other than the effects of including TiVo Solutions in the results for the full period, Software and Services revenue decreased $7.7 million as a result of a $6.3 million decline in metadata revenues which was primarily due to expiration of our metadata license with Comcast on September 30, 2017 resulting in a $3.0 million decline in revenue and the loss of $1.4 million in revenue from TiVo Solutions prior to the TiVo Acquisition Date. The $7.9 million decline in Other revenue was the result of a continued decline in ACP revenue. ACP revenue is expected to continue to decline in the future.

Product Adjusted Operating Expenses increased 50% for the year ended December 31, 2017 compared to the prior year primarily as a result of the TiVo Acquisition as including TiVo Solutions' results for the full period increased costs by $127.0 million, partially offset by lower compensation costs and benefits from cost saving initiatives.

The decrease in Adjusted EBITDA Margin for the year ended December 31, 2017 relates to a change in Product business mix following the TiVo Acquisition toward lower margin hardware products.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change $	Change %
US Pay TV Providers	$278,973	$222,346	$56,627	25%
Consumer Electronics Manufacturers	51,219	46,145	5,074	11%
New Media, International Pay TV Providers and Other	72,748	78,926	(6,178)	(8)%
Intellectual Property Licensing Revenues	402,940	347,417	55,523	16%
Adjusted Operating Expenses	97,059	79,820	17,239	22%
Adjusted EBITDA	$305,881	$267,597	$38,284	14%
Adjusted EBITDA Margin	75.9%	77.0%

For the year ended December 31, 2017, Intellectual Property Licensing revenue increased 16% compared to the prior year due to a 25% increase in US Pay TV Providers revenue, an 11% increase in revenue from Consumer Electronics Manufacturers and an 8% decrease in New Media, International Pay TV Providers and Other revenue. Revenue from US Pay TV Providers increased primarily due to the TiVo Acquisition as including TiVo Solutions' results for the full period increased revenue by $69.3 million. US Pay TV Providers revenue from TiVo Solutions includes $23.6 million and $23.3 million in revenue from catch-up payments intended to make us whole for the pre-license period of use for the years ended December 31, 2017 and 2016, respectively. Partially offsetting the benefit of the TiVo Acquisition on US Pay TV Providers revenue was the loss of $7.3 million of revenue from TiVo Solutions prior to the TiVo Acquisition Date and the expiration of the Comcast license on March 31, 2016. The increase in Consumer Electronics Manufacturers revenue was primarily attributable to the TiVo Acquisition as including TiVo Solutions' results for the full period increased revenue by $7.5 million.

Consumer Electronics Manufacturers revenue from TiVo Solutions reflects an increase of $5.8 million in revenue from catch-up payments intended to make us whole for the pre-license period of use for the year ended December 31, 2017. Other than the effects of the TiVo Acquisition, Consumer Electronics Manufacturers revenue decreased primarily due to a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models, which has caused revenue from Consumer Electronics Manufacturers to decline. Such declines could continue unless we are able to successfully license new entrants to this market. New Media, International Pay TV Providers and Other revenue decreased due to the expiration of certain customer licenses, a $1.0 million decrease in revenue from patent sales and a $0.9 million decrease in revenue from catch-up payments intended to make us whole for the pre-license period of use. These catch-up payments totaled $17.3 million and $18.2 million in revenue for the years ended December 31, 2017 and 2016, respectively.

As noted above, Intellectual Property Licensing revenue for the years ended December 31, 2017 and 2016 benefited from catch-up payments intended to make us whole for the pre-license period of use. While we regularly have catch-up revenues when we license new intellectual property customers, the years ended December 31, 2017 and 2016 also benefited from catch-up revenues associated with renewals of existing customers as we expanded our licensing relationship to include the legacy TiVo intellectual property. We do not anticipate this level of catch-up revenues going forward.

Prior to the TiVo Acquisition Date, TiVo Solutions entered into agreements with AT&T, DirecTV, EchoStar and Verizon Communications, Inc. that expire by July 2018. Revenue from US Pay TV Providers includes $97.1 million and $29.6 million for the years ended December 31, 2017 and 2016, respectively, from these agreements. After adoption of the new revenue recognition guidance on January 1, 2018, we expect to recognize $20.0 million revenue from these agreements in 2018. The effects of the new revenue recognition standard are more fully described in Note 1 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein

Consistent with our expectations, to date, renewals of the prior TiVo Solutions intellectual property licenses described above have not been executed on terms consistent with TiVo Solutions' historical pricing, and we do not anticipate that the remaining agreements will be renewed on terms similar to their historical pricing. We do, however, anticipate generating meaningful future revenues from licensing the TiVo Solutions patent portfolio to other parties (such as the Samsung license agreement executed in the fourth quarter of 2016 and the Altice license agreement executed in the fourth quarter of 2017).

Intellectual Property Licensing Adjusted Operating Expenses increased 22% during the year ended December 31, 2017 primarily as a result of the TiVo Acquisition, an increase of $5.4 million for patent litigation and maintenance costs which primarily relate to the ongoing Comcast litigation, a $3.0 million increase in compensation costs and a $2.0 million increase in licensing costs.

The decrease in Adjusted EBITDA Margin for the year ended December 31, 2017 is primarily the result of the increase in patent litigation and maintenance costs, partially offset by an increase in Intellectual Property Licensing revenue.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the year ended December 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change $	Change %
Adjusted Operating Expenses	$62,148	$56,673	$5,475	10%

For the year ended December 31, 2017, the increase in Corporate Adjusted Operating Expenses primarily reflects the effect of the TiVo Acquisition.

Comparison of Year Ended December 31, 2016 and 2015

The consolidated results of operations for the year ended December 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change $	Change %
Revenues, net:
Licensing, services and software	$629,474	$525,482	$103,992	20%
Hardware	19,619	789	18,830	2,387%
Total Revenues, net	649,093	526,271	$122,822	23%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	139,666	102,466	37,200	36%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	19,056	504	18,552	3,681%
Research and development	125,172	99,902	25,270	25%
Selling, general and administrative	192,755	155,173	37,582	24%
Depreciation	18,698	17,410	1,288	7%
Amortization of intangible assets	104,989	76,982	28,007	36%
Restructuring and asset impairment charges	27,316	2,160	25,156	1,165%
Gain on sale of patents	—	(82)	82	(100)%
Total costs and expenses	627,652	454,515	173,137	38%
Operating income from continuing operations	21,441	71,756	(50,315)	(70)%
Interest expense	(43,681)	(46,826)	3,145	(7)%
Interest income and other, net	1,688	716	972	136%
Loss on interest rate swaps	(3,884)	(13,368)	9,484	(71)%
Loss on debt extinguishment	—	(2,815)	2,815	(100)%
(Loss) income from continuing operations before income taxes	(24,436)	9,463	(33,899)	(358)%
Income tax (benefit) expense	(61,685)	13,755	(75,440)	(548)%
Income (loss) from continuing operations, net of tax	37,249	(4,292)	41,541	(968)%
Loss from discontinued operations, net of tax	(4,588)	—	(4,588)	N/a
Net income (loss)	$32,661	$(4,292)	$36,953	(861)%

Total Revenues, net

For the year ended December 31, 2016, Total Revenues, net increased 23% compared to the prior year primarily as a result of the TiVo Acquisition, as including TiVo Solutions' results for the period increased revenue by $147.4 million, which includes revenue from a license agreement executed in the fourth quarter of 2016 with Samsung that included significant catch-up payments intended to make us whole for the pre-license period of use. Total Revenues, net also benefited from a new license agreement with DISH that included significant catch-up payments intended to make us whole for the pre-license period of use, partially offset by an IPG patent license agreement executed in the fourth quarter of 2015 that included significant catch-up payments intended to make us whole for the pre-license period of use, Comcast being out of license during much of 2016 and a continued decline in ACP revenue.

At the segment level, Product and Intellectual Property Licensing revenues increased $57.2 million and $65.6 million, respectively, for the year ended December 31, 2016. Product generated 46.5% and 46.4% of Total Revenues, net for the years ended December 31, 2016 and 2015, respectively.

For additional details on the changes in Total Revenues, net, see the discussion of our segment results below.

Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets

Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, patent prosecution, maintenance and litigation costs and an allocation of overhead and facilities costs, as well as service center and other expenses related to providing the TiVo service.

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

Depreciation and Amortization of intangible assets

For the year ended December 31, 2016, Depreciation and Amortization of intangible assets increased from the prior year primarily due to the TiVo Acquisition. For the year ended December 31, 2016, the inclusion of TiVo Solutions increased Depreciation by $2.0 million and increased Amortization of intangible assets by $28.9 million. Other than the effects of the TiVo Acquisition, Depreciation decreased by $0.7 million and Amortization of intangible assets decreased by $0.9 million.

Restructuring and asset impairment charges

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, integration plans were implemented which are intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). For the year ended December 31, 2016, costs incurred in connection with the TiVo Integration Restructuring Plan primarily related to termination and transition agreements with former TiVo Solutions' senior executives and Rovi's former Chief Operating Officer. As a result of these actions, Restructuring and asset impairment charges of $24.9 million were recognized for the TiVo Integration Restructuring Plan in the year ended December 31, 2016.

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

We recorded Income tax benefit for the year ended December 31, 2016 of $61.7 million primarily due to an income tax benefit of $86.1 million due to a change in our deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets as described in Note 2 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination. Benefits from the deferred tax asset valuation allowance release were partially offset by $20.6 million of foreign withholding taxes.

Income tax expense for the year ended December 31, 2015 primarily consists of $14.3 million of foreign withholding taxes, a $2.1 million increase in net deferred tax liabilities, $1.2 million of foreign income taxes and $0.7 million of state income taxes, which reflects the settlement of Rovi's 2008 California tax return, which were partially offset by a $4.5 million reduction in reserves for unrecognized tax benefits. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which, among other provisions, retroactively extended the U.S. federal research and development tax credit for the year ended December 31, 2015, resulting in the generation of a research and development tax credit of $1.3 million which was recognized in the fourth quarter of 2015. The research and development tax credit created a tax attribute to which we applied a full valuation allowance.

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

The decrease in Adjusted EBITDA Margin for the year ended December 31, 2016 relates to a change in Product business mix following the TiVo Acquisition toward lower margin hardware products.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change $	Change %
US Pay TV Providers	$222,346	$174,397	$47,949	27%
Consumer Electronics Manufacturers	46,145	51,871	(5,726)	(11)%
New Media, International Pay TV Providers and Other	78,926	55,554	23,372	42%
Intellectual Property Licensing Revenues	347,417	281,822	65,595	23%
Adjusted Operating Expenses	79,820	60,926	18,894	31%
Adjusted EBITDA	$267,597	$220,896	$46,701	21%
Adjusted EBITDA Margin	77.0%	78.4%

For the year ended December 31, 2016, Intellectual Property Licensing revenue increased 23% compared to the prior year due to a 27% increase in US Pay TV Providers revenue, an 11% decrease in revenue from Consumer Electronics Manufacturers and a 42% increase in New Media, International Pay TV Providers and Other revenue. US Pay TV Providers revenue increased primarily due to the inclusion of $52.9 million of TiVo Solutions revenue, which includes revenue from a license agreement executed in the fourth quarter of 2016 with Samsung that included significant catch-up payments intended to make us whole for the pre-license period of use. US Pay TV Providers revenue also benefited from a license agreement executed in the third quarter of 2016 with DISH that included significant catch-up payments intended to make us whole for the pre-license period of use. These increases in US Pay TV Providers revenue were partially offset by an IPG patent license agreement executed in the fourth quarter of 2015 that included significant catch-up payments intended to make us whole for the pre-license period of use and the expiration of the Comcast license during the current period.

During 2016, we expanded our business strategy of monetizing our intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of our ongoing major or central operations and activities of monetizing intellectual property, we began recording patent sales as revenue in 2016. US Pay TV Providers Intellectual Property Licensing revenue for the year ended December 31, 2016 includes $1.0 million related to patent sales.

The decrease in revenue from Consumer Electronics Manufacturers was primarily due to a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models, which has caused revenue from CE manufacturers to decline. The increase in New Media, International Pay TV Providers and Other revenue was primarily due to the inclusion of $21.2 million of TiVo Solutions revenue, which includes revenue from a license agreement executed in the fourth quarter of 2016 with Samsung which included catch-up payments intended to make us whole for the pre-license period of use.

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

The decrease in Adjusted EBITDA Margin for the year ended December 31, 2016 is primarily the result of the increase in Intellectual Property Licensing revenue, partially offset by the increase in patent litigation and maintenance costs discussed above.

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

As of December 31, 2017, we had $129.0 million in Cash and cash equivalents, $140.9 million in Short-term marketable securities and $82.7 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $230.4 million held by our foreign subsidiaries as of

December 31, 2017. Due to our net operating loss carryforwards and the effects of the Tax Act of 2017, we could repatriate amounts to the U.S. with minimal income tax effects.

Sources and Uses of Cash

Cash flows for the year ended December 31, 2017 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2017	2016	Change $	Change %
Net cash provided by operating activities of continuing operations	$132,084	$138,521	$(6,437)	(5)%
Net cash (used in) provided by investing activities	(107,499)	185,672	(293,171)	(158)%
Net cash used in financing activities	(90,319)	(228,071)	137,752	(60)%
Net cash used in discontinued operations	—	(5,000)	5,000	(100)%
Effect of exchange rate changes on cash and cash equivalents	2,072	(170)	2,242	(1,319)%
Net (decrease) increase in cash and cash equivalents	$(63,662)	$90,952	$(154,614)	(170)%

Net cash provided by operating activities of continuing operations for the year ended December 31, 2017 decreased $6.4 million. The decrease was primarily due to payments made to DISH in connection with the 2016 agreement described below, the timing of collections on Accounts receivable, net, higher cash bonus payments in 2017 and payments made in connection with the TiVo Integration Restructuring Plan, partially offset by benefits from the TiVo Acquisition and certain cash collections in advance of revenue being recognized. We expect to make material cash payments for restructuring actions in connection with the TiVo Integration Restructuring Plan through the first half of 2018. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A. of this Annual Report on Form 10-K, which are incorporated by reference herein.

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

Net cash (used in) provided by investing activities for the year ended December 31, 2017 decreased $293.2 million. On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal in the Delaware Court of Chancery. On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. For additional details regarding the settlement with the Dissenting Holders, see Note 2 and Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which are incorporated by reference herein. Investing activities for the year ended December 31, 2016 included net cash acquired in the TiVo Acquisition in excess of the cash portion of the merger consideration by $166.3 million. Net proceeds from marketable security investment transactions decreased by $17.6 million compared to the prior year. The increase in capital expenditures for the year ended December 31, 2017 was primarily associated with infrastructure projects designed to integrate the TiVo Acquisition. We expect capital expenditures to support the anticipated growth in our business and strengthen our operations infrastructure of between $30 million and $40 million in 2018.

Net cash used in financing activities for the year ended December 31, 2017 includes $15.1 million in tax withholding payments from the net share settlement of restricted awards and a $2.7 million contingent consideration payment in connection with the TiVo Solutions acquisition of Cubiware in 2015, partially offset by the receipt of $22.5 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. Net cash used in financing activities for the year ended December 31, 2017 also includes the effect of refinancing Term Loan Facility B and $7.0 million in principal payments on Term Loan Facility B.

For the year ended December 31, 2017, we declared and paid aggregate dividends of $0.72 per share for an aggregate cash payment of $87.1 million. No dividend payments were made in the year ended December 31, 2016.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

Net cash used in financing activities for the year ended December 31, 2016 includes $14.1 million in tax withholding payments from the net share settlement of restricted awards and $237.0 million in principal payments on the 2021 Convertible Notes and Term Loan Facility B, partially offset by the receipt of $17.4 million from sales of stock through our employee stock purchase plan and the exercise of employee stock options.

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

Holders of $9.9 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date did not vote to approve the TiVo Acquisition and asserted their appraisal rights under Delaware law with respect to such shares ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares"). In November 2016, Dissenting Holders of $0.8 million shares of TiVo Solutions common stock withdrew their demand for appraisal rights and accepted the merger consideration. Dissenting Holders of 9.1 million shares of TiVo Solutions common stock filed a petition for appraisal in the Delaware Court of Chancery. The $79.0 million accrual for merger consideration as of December 31, 2016 was based on 9.1 million Dissenting Shares assuming a right to receive $0.3853 shares of TiVo Corporation common stock, or 3.5 million shares of TiVo Corporation common stock. In addition, on the TiVo Acquisition Date, TiVo Corporation paid the cash portion of the merger consideration, which was $2.75 per share, related to the Dissenting Shares to an account held by the exchange agent in the TiVo Acquisition. As of December 31, 2016, the exchange agent was holding $25.3 million in cash related to the Dissenting Holders.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$311,766	$345,000	$297,646
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	675,500	671,281	682,500	677,038
Total	$1,020,548	$983,095	$1,027,548	$974,732

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2017, the 2020 Convertible Notes are convertible at a conversion rate of 36.0271 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $27.7569 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2017, the 2021 Convertible Notes are convertible at a conversion rate of 22.5000 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $37.5867 per share of TiVo Corporation common stock.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. We may be required to make an additional payment on Refinancing Agreement No. 1 each February. This payment is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. No payment was required for the year ended December 31, 2017.

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

At times, we enter into license agreements in which we release a licensee from past patent infringement claims and grant a license to ship an unlimited number of units over a future period for a fixed fee. In these arrangements, we generally use BESP to allocate the transaction consideration between the release for past patent infringement claims and the future license. In determining BESP of the release for past patent infringement claims and the future license, we consider such factors as the number of units shipped in the past and in what territories these units where shipped, the number of units expected to be shipped in the future and in what territories these units are expected to be shipped, as well as the licensing rate we generally receive for units shipped in these territories. As criteria for the recognition of a contingent gain from the release for past patent infringement claims is generally satisfied on execution of the agreement, the amount of transaction consideration allocated to the release for past patent infringement claims is generally recognized as revenue in the period the agreement is executed and the amount of transaction consideration allocated to the future license is recognized ratably over the future license term.

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

Arrangements with Multiple System Operators ("MSOs")

Our arrangements with MSOs typically include customized software and implementation services, associated maintenance and support, limited training, TiVo-enabled digital video recorders ("DVRs"), non-DVR set-top boxes ("STBs"), and the TiVo service.

We have two types of arrangements with MSOs that include technology deployment and engineering services; hosted and not hosted. In instances where we host the TiVo service, non-refundable payments received for customization and set up services are deferred and recognized as revenue over the longer of the contractual term or customer relationship period as the deployment and engineering services do not have standalone value. The cost of deployment and engineering services is capitalized to the extent they are deemed recoverable and are subsequently amortized to cost of revenues over the same period as the related revenue. We have established VSOE of selling prices for training, DVRs, STBs and maintenance and support based on the price charged in standalone sales of the elements or stated renewal rates in the agreements. The BESP for the TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. Transaction consideration is allocated among individual elements on a relative basis.

In arrangements where we do not host the TiVo service, and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, we recognize revenue pursuant to the software revenue recognition guidance. Under the software revenue recognition guidance, such arrangements are accounted for using the percentage-of-completion method or the completed-contract method. The percentage-of-completion method is used if reasonably dependable estimates of the extent of progress toward completion can be made and the arrangement as a whole is reasonably expected to be profitable.

We measure progress toward completion using an input method based on the ratio of costs incurred to date to total estimated costs of the project (an input method). Project costs primarily include labor and overhead related to the specific activities required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. When reasonably assured that development costs are recoverable through future revenues, we defer recognition of the costs until the future revenues are recognized. The recoverability assessment depends on estimating engineering costs related to the project. For these projects, we are able to make reasonably dependable cost estimates based on historical experience and various other assumptions believed to be reasonable under the circumstances. These estimates include forecasting costs and schedules, tracking progress and costs incurred to date and projecting the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement, and revisions to estimates are recognized on a cumulative catch-up basis when the changed conditions become known. Revisions to estimates during the years ended December 31, 2017 and 2016 were not material. Using different cost estimates, or different methods of measuring progress toward completion may produce materially different results, including, potentially, a conclusion that development costs may not be recoverable.

In some cases, it may not be possible to separate the various elements within the software arrangement due to a lack of VSOE of selling prices for undelivered elements, a lack of reasonably dependable estimates of total costs or development costs exceed development revenues but there is reasonable assurance that no loss will be incurred under the arrangement. Accordingly, TiVo applies the following:

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

In arrangements where we do not host the TiVo service, and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, provided that TiVo is reasonably assured that the arrangement will be profitable and development costs exceed billable development revenues, revenue is recognized equal to the costs recognized until the engineering services are complete. Development costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, service revenue is recognized and an equal amount of deferred development costs are recognized until all deferred development costs are recovered. Once all deferred development costs are recovered, any remaining service revenue is recognized ratably over the remaining service period.

Metadata Licensing

We license metadata to service providers, CE manufacturers and online portals among others. We generally receive a monthly or quarterly fee from our licensees for the right to use the metadata, receive regular updates to the metadata and integrate the metadata into their own service. We recognize metadata revenue ratably over the license term.

Advertising Revenue

We generate advertising revenue through our UX and other platforms. Advertising revenue is recognized when the related advertisement is provided. Advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

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

VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by the length of the service period. We are not able to obtain VSOE for the DVR due to infrequent sales of standalone DVRs to customers. The BESP of the DVR is determined based on the price for which we would sell the DVR without any service commitment from the customer. Revenue allocated to the DVR is recognized on delivery, up to an amount not contingent on future service, and revenue allocated to the service is recognized ratably over the service period.

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

Hardware Revenues

Hardware revenues are derived from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Customers have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns as a reduction of revenue. Certain payments to retailers and distributors, such as market development funds and revenue shares, are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. For market development funds, revenue is reduced at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered. For revenue share programs, revenue is reduced when a liability for the revenue share payments has been incurred and the amount of the liability is fixed or determinable.

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

Goodwill

If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed. In the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. The fair value of the Product reporting unit is estimated by weighting the fair values derived from an income approach and a market approach and the fair value of the Intellectual Property Licensing reporting unit is estimated using an income approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flows and considers estimated revenue growth rates, future operating margins and risk-adjusted discount rates. Under the market approach, the fair value of a reporting unit is estimated based on market multiples of revenue or earnings derived from comparable publicly-traded companies. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the fair value of a reporting unit is less than its carrying amount, an impairment loss equal to the difference is recognized.

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

The quantitative goodwill impairment test performed during the year ended December 31, 2017 indicated that the fair value of the Product and Intellectual Property Licensing reporting units exceeded their carrying amounts by 21% and 4%, respectively. While the quantitative goodwill impairment test indicated that the fair value of the Intellectual Property Licensing reporting unit exceeded its carrying amount, if we fail to renew licenses, or renew licenses with materially different terms than those assumed, if there is an adverse outcome with respect to patent infringement claims we have asserted against Comcast, or if there is a significant decline in our stock price, an impairment of goodwill could result, the effect of which could be material.

We have not recorded a goodwill impairment charge as a result of an interim or annual impairment test during the years ended December 31, 2017, 2016 and 2015.

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

The process of evaluating indefinite-lived intangible assets for potential impairment is subjective and requires significant estimates, assumptions and judgments, particularly related to estimating the fair value of the asset. When we are required to estimate the fair value of an indefinite-lived asset, we use an income approach, such as a discounted cash flow technique. Significant estimates, assumptions and judgments inherent in the income approach include the amount and timing of the future cash flows associated with the asset, the expected long-term growth rate, assumed royalty rates, income tax rates and economic and market conditions, as well as risk-adjusted discount rates.

Finite-Lived Assets

Finite-lived assets, such as property and equipment and finite-lived intangible assets, are assessed for potential impairment whenever events or changes in circumstances (collectively, “triggering events”) indicate the carrying amount of an asset group may not be recoverable. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. Once a triggering event has been identified, the impairment test employed is based on whether we intend to continue to use the asset group or to hold the asset group for sale. For assets held for use, recoverability is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted future cash flows are less than the carrying amount of the asset group, the asset group is impaired.

The amount of impairment, if any, is measured as the difference between the carrying amount of the asset group and its fair value. To the extent the carrying amount of each asset exceeds its fair value, the impairment is allocated to the finite-lived assets of the asset group on a pro rata basis using their relative carrying amounts.

For assets held for sale, to the extent the asset group's carrying amount is greater than its fair value less cost to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented in the Consolidated Balance Sheets at the lower of their carrying amount or fair value less cost to sell, and are no longer depreciated.

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

Grants of restricted stock and restricted stock units subject to service or performance conditions are not eligible for dividend protection. Prior to and including February 14, 2017, the fair value of restricted awards subject to service or performance conditions was estimated as the price of our common stock at the close of trading on the date of grant. Subsequent to February 14, 2017, the fair value of restricted awards subject to service or performance conditions is estimated as the price of our common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period.

A Monte Carlo simulation is used to estimate the fair value of restricted stock units subject to market conditions with expected volatility estimated using the historical volatility of our common stock.

We use the Black-Scholes-Merton option-pricing formula to estimate the fair value of stock options and employee stock purchase plan ("ESPP") shares. The Black-Scholes-Merton option-pricing formula uses complex and subjective inputs, such as the expected volatility of our common stock over the expected term of the award and projected employee exercise behavior. Expected volatility for stock options and ESPP shares is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on our common stock. The expected term of stock options and ESPP shares is estimated by calculating the average term from historical experience. The risk-free interest rate is the yield on U.S. Treasury zero-coupon bonds with remaining terms similar to the expected term of the stock options and ESPP shares at the grant date. For stock options and ESPP shares granted prior to and including February 14, 2017, we assumed an expected dividend yield of zero as we had not historically paid a dividend. For stock options and ESPP shares granted subsequent to February 14, 2017, we assume a constant dividend yield commensurate with the dividend yield on the grant date.

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

The estimated fair value of our equity-based compensation awards is subject to significant estimates, assumptions and judgments. Changing the terms of our equity-based compensation awards, granting new forms of awards, changing the number of awards granted, changes in the price of our common stock or the historical or implied volatility derived from publicly-traded options on our common stock or adjusting our forfeiture assumptions, may cause us to realize material changes in equity-based compensation in the future.

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

Cumulative U.S. GAAP pre-tax losses incurred beginning in 2014, including those from discontinued operations, represent a significant source of negative evidence indicating the need for a valuation allowance with respect to a substantial portion of our deferred tax assets. We believe the size and frequency of losses, including those from discontinued operations, in recent years and the uncertainty associated with projecting future taxable income support the conclusion that a valuation allowance is required to reduce our deferred tax assets to the amount expected to be realized. If we achieve profitability in future periods, an evaluation would be performed of whether the recent history of profitability would constitute sufficient positive evidence to support the reversal of a portion, or all, of the valuation allowances. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets and these deferred tax liabilities are considered a source of future taxable income, which allowed Rovi to reduce its pre-acquisition deferred tax asset valuation allowance by $86.1 million during the year ended December 31, 2016. Without the benefit resulting from the TiVo Acquisition, we would have recorded an additional deferred tax asset valuation allowance primarily because of a determination that it was more-likely-than-not that the current year temporary differences expected to reverse in future years will not be realized as we do not expect to be able to carryback such amounts to prior years.

During the fourth quarter of 2017, we recorded a $26.6 million benefit from the Tax Act of 2017, as described in Note 13 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. The benefit from the Tax Act of 2017 is primarily related to a revaluation of deferred tax liabilities on indefinite-lived intangible assets which were remeasured from 35% to the new enacted U.S. federal income tax rate of 21%. As these deferred tax liabilities are of an indefinite life, the timing of their realization is not known and they may not be used as a source of income to reduce our deferred tax asset valuation allowance. This benefit is a provisional amount and is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Act of 2017.

From time to time, we engage in transactions for which the tax consequences may be uncertain. Accruals are established for unrecognized tax benefits, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, when we believe it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position. We adjust our accruals for unrecognized tax benefits when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. The final outcome of a matter can differ from amounts recorded for a number of reasons, including the decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and success in supporting our position with the tax authorities. Although we believe we have adequately accrued for our unrecognized tax benefits, if our estimate proves different than the ultimate outcome, such differences will affect the provision for income taxes in the period in which such a determination is made.

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Long-term debt (2)	$1,020,548	$7,000	$359,000	$654,548	$—
Interest on long-term debt (2, 3)	99,990	29,644	56,823	13,523	—
Purchase obligations (4)	10,415	7,707	2,708	—	—
Operating lease commitments (5)	110,510	18,861	30,146	25,595	35,908
Total	$1,241,463	$63,212	$448,677	$693,666	$35,908

(1)	The following items have been excluded from the table:

•
Due to uncertainty about the periods in which tax examinations will be completed and limited information related to ongoing tax return audits, we are unable to reliably estimate the timing of cash payments and settlements associated with accruals for unrecognized tax benefits; therefore, amounts related to these obligations have been excluded from the table.

•
During the fourth quarter of 2017, we recorded a provisional benefit of $26.6 million related to the enactment of the Tax Act of 2017. The provisional benefit includes $33.8 million for the Transition Tax on unrepatriated foreign earnings of the Company’s foreign subsidiaries, which is fully offset by net operating losses resulting in no estimated net Transition Tax expense. As discussed in Note 13, this amount is provisional and subject to adjustment during a measurement period of up to one year following the December 2017 enactment of the Tax Act of 2017. If it is ultimately determined that a Transition Tax is due, such amount is payable over eight years at the election of the taxpayer. Due to its provisional nature, amounts related to the Transition Tax have been excluded from the table.

•
As a result of TiVo Solutions' acquisition of Cubiware, certain payments contingent on the occurrence of specified events may be payable. The contingent payments include guaranteed payments of $9.0 million provided certain key individuals remain employed through May 2018 and additional cash earn-outs (not to exceed $14.4 million in aggregate) payable through May 2018 contingent on the achievement of certain revenue and earnings before interest, depreciation, income taxes and amortization targets for each of the twelve month periods following the date of TiVo Solutions' acquisition of Cubiware. Due to uncertainty about the continued employment of former Cubiware employees and the probability of achieving the earn-outs, amounts related to these obligations have been excluded from the table.

(2)
The 2020 Convertible Notes and related interest payments are presented based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances. For additional information, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(3)
Interest on Term Loan Facility B is presented based on the interest rate in effect as of December 31, 2017. For additional information, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

(5)	Operating leases are presented on a gross basis. We have agreements to receive payments of approximately $49.3 million under subleases through 2026.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could impact our financial position, results of operations or cash flows. Our risk management strategy with respect to these market risks may include the use of derivative financial instruments to manage existing underlying exposures; however, we do not use derivative contracts for speculative purposes.

Future realized gains and losses may differ materially from the sensitivity analysis provided below based on changes in the timing and amount of interest rate, foreign currency exchange rate and security price movements and our actual exposures and derivatives in place at the time of the change. There have been no material changes to the nature of our market risk exposures, nor how those exposures are managed since December 31, 2016.

Investment Risk

Our marketable securities portfolio consists of money market mutual funds, U.S. Treasury and agency securities, corporate bonds and auction rate securities, which are classified as cash equivalents and short- and long-term marketable securities. The fair value of our marketable securities portfolio was $313.5 million and $387.7 million as of December 31, 2017 and 2016, respectively.

Our primary investment objective is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We seek to limit our exposure to interest rate and credit risk by establishing and monitoring compliance with our investment policies and guidelines. Our marketable securities portfolio is subject to interest rate risk as an increase in interest rates could adversely affect its fair value, while a decrease in interest rates could adversely affect the amount of interest income we receive. We regularly monitor the credit risk of our marketable securities portfolio and manage credit and interest rate risk in accordance with our investment policies and guidelines. We do not use derivative financial instruments to manage or hedge our marketable securities portfolio. A hypothetical 50 basis point increase in the current yield of our marketable securities portfolio would result in a $0.8 million and $1.1 million decrease in the fair value of our investment portfolio as of December 31, 2017 and 2016, respectively.

While we cannot predict future market conditions or liquidity, we believe that our investment policies and guidelines provide an appropriate means to manage the risks of our marketable securities portfolio.

Interest Rate Risk

Term Loan Facility B. The $675.5 million of borrowings outstanding as of December 31, 2017 under our Term Loan Facility B is subject to a variable interest rate. If LIBOR or the prime interest rate were to increase, our debt service costs would increase even though the amount borrowed remained the same. We have entered into a number of interest rate swaps to hedge this interest rate risk. Under these interest rate swaps, we have generally agreed to pay interest at a fixed rate and receive interest at a floating rate from the counterparties. The terms of our Term Loan Facility B and interest rate swaps are more fully described in Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

2020 Convertible Notes. In March 2015, we issued $345.0 million in principal of 2020 Convertible Notes that have a fixed interest rate of 0.500%. As the 2020 Convertible Notes have a fixed interest rate, there is no economic interest rate exposure. However, the fair value of the 2020 Convertible Notes is exposed to fluctuations in interest rates and the market price of our common stock. Generally, the fair value of the 2020 Convertible Notes will decrease as interest rates increase and the fair value of the 2020 Convertible Notes will increase as the price of our common stock increases.

In connection with offering the 2020 Convertible Notes, we purchased call options and sold warrants with respect to our common stock. The options are expected to offset the potential dilution from any conversion of the 2020 Convertible Notes into shares of our common stock. The warrants have a dilutive effect with respect to our common stock to the extent that the market price of our common stock exceeds the strike price of the warrants. However, we have the right to settle the warrants in cash or shares. As of December 31, 2017, the strike price of the warrants was $38.5512 per share. The number of shares of our common stock underlying the warrants is 12.2 million shares, subject to anti-dilution adjustments.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2017. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that TiVo Corporation maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

Other than certain controls implemented in connection with the Tax Act of 2017, we believe there have been no changes to our internal controls over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TiVo Corporation

Opinion on Internal Control over Financial Reporting

We have audited TiVo Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TiVo Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2018

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stockholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2017. The information regarding executive officers appears under the heading "Information About Our Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated by reference herein.
Code of Conduct. We adopted our Code of Personal and Business Conduct and Ethics (the “Code of Conduct”) as required by applicable securities laws, rules of the SEC and the listing standards of the NASDAQ. The Code of Conduct applies to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our current Code of Conduct is available in the investor relations section of our website at www.tivo.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including implicit waiver, from a provision of the Code of Conduct to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at www.tivo.com or in a Current Report on Form 8-K filed with the SEC.
Corporate Governance Guidelines and Committee Charters. In November 2016, we adopted amended Corporate Governance Guidelines to assist the Board in following corporate practices that serve the best interest of the Company and its stockholders. The amended guidelines replaced the previous Rovi and TiVo Solutions guidelines that existed prior to the TiVo Acquisition. From time to time, we may amend such Guidelines as we believe appropriate and in the best interest of the Company and its stockholders. Our currently effective Corporate Governance Guidelines and the charters of each of our audit committee, compensation committee and corporate governance and nominating committee are available at our website at www.tivo.com.

ITEM 11. EXECUTIVE COMPENSATION
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days after the close of our year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days after the close of our year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days after the close of our year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days after the close of our year ended December 31, 2017.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report under Item 8:

1.     Financial Statements

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the Consolidated Financial Statements and notes thereto in Item 8 above.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form+	Filing Date	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger, dated as of February 21, 2014, by and among Rovi Corporation, Victory Acquisition Corp., Veveo, Inc., and Paul Ferri, who will serve as the representative of the Veveo, Inc. Stockholders and optionholders*	Rovi Corp. 8-K	2/24/2014	2.1
2.02	Agreement and Plan of Merger dated as of April 28, 2016 by and among Rovi Corporation, TiVo Inc., Titan Technologies Corporation, Nova Acquisition Sub, Inc. and Titan Acquisition Sub, Inc.*	Rovi Corp. 8-K	5/4/2016	2.1
3.01	Amended and Restated Certificate of Incorporation of TiVo Corporation filed with the Secretary of State of the State of Delaware on September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.1
3.02	Amended and restated Bylaws of TiVo Corporation effective as of September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.2
4.01	Credit Agreement, dated as of July 2, 2014, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, Rovi Corporation, as parent guarantor, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank and SunTrust Robinson Humphrey, Inc., as joint bookrunners and lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	Rovi Corp. 8-K	7/3/2014	10.1

4.02	Refinancing Amendment No. 1, dated as of January 26, 2017, among TiVo Corporation, as parent guarantor, Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, the subsidiary guarantors, the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	TiVo Corp. 8-K	1/26/2017	10.1
4.03	Indenture, dated as of March 4, 2015, by and between Rovi Corporation and U.S. Bank National Association, as trustee	Rovi Corp. 8-K	3/4/2015	4.1
4.04	First Supplemental Indenture, dated as of September 7, 2016, by and among Rovi Corporation, TiVo Corporation and U.S. Bank National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.1
4.05	Form of Note representing the Rovi Corporation 0.500% Convertible Senior Notes due 2020	Rovi Corp. 8-K	3/4/2015	4.2
4.06	Indenture, dated as of September 22, 2014 by and between TiVo Inc. and Wells Fargo Bank, National Association, as trustee	TiVo Solutions 8-K	9/23/2014	4.1
4.07	First Supplemental Indenture, dated as of September 7, 2016 by and among TiVo Solutions Inc., TiVo Corporation and Wells Fargo Bank, National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.2
4.08	Form of Note representing the TiVo Inc. 2% Convertible Senior Notes due 2021	TiVo Solutions 8-K	9/23/2014	4.2
4.09	Form of Common Stock Certificate	TiVo Corp. 10-Q	11/3/2016	4.08
10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.1
10.02	Rovi Corporation 2008 Employee Stock Purchase Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.7
10.03	Rovi Corporation 2000 Equity Incentive Plan**	Macrovision Corp. DEF 14A	3/16/2006	Annex A
10.04	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.04
10.05	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.05
10.06	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for one year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.06
10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for three year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.07
10.08	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.08
10.09	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents**	TiVo Solutions 10-Q	9/9/2005	10.7
10.10	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (now known as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Corp. S-8	9/9/2016	4.7

10.11	Form of Stock Option Agreement for TiVo Inc. Amended & Restated 1999 Equity Incentive Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2005	10.4
10.12	Form of Stock Option Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2008	10.2
10.13	Form of Restricted Stock Bonus Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	11/27/2013	10.2
10.14	Form of Restricted Stock Unit Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (stock-settled) (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2008	10.4
10.15	Form of Restricted Stock Unit Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (cash-settled) (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-K	3/23/2012	10.15
10.16	2017 Senior Executive Company Incentive Plan**	TiVo Corp. 8-K	3/1/2017	10.1
10.17	Offer letter to Thomas Carson dated December 14, 2011**	Rovi Corp. 8-K	12/16/2011	10.1
10.18	Amended and Restated Executive Severance and Arbitration Agreement with Thomas Carson dated December 14, 2011**	Rovi Corp. 8-K	12/16/2011	10.2
10.19	Offer letter to Pete Thompson dated August 17, 2016**	Rovi Corp. 8-K	8/31/2016	10.1
10.20	Executive Severance and Arbitration Agreement with Pete Thompson dated September 6, 2016**	Rovi Corp. 8-K	8/31/2016	10.2
10.21	Form of Indemnification Agreement entered into by Rovi Corporation and each of its directors and executive officers**	Rovi Corp. 10-K	3/2/2009	10.15
10.22	Form of Executive Severance and Arbitration Agreement**				X
10.23	Lease Agreement between TiVo Inc. and ECI Four Gold Street LLC, dated as of August 12, 2016	TiVo Solutions 8-K	8/23/2016	10.1
10.24	Lease between GC Net Lease (San Carlos) Investors, LLC and Rovi Corporation, dated June 26, 2015	Rovi Corp. 10-Q	7/30/2015	10.01
10.25	TiVo Corporation Executive Severance Plan**	TiVo Corp. 8-K	7/7/2017	10.1
10.26	Form of Restricted Stock Unit Notice and Agreement for TiVo Corporation Titan Equity Incentive Award Plan (stock-settled) (Former TiVo Inc. Employee Form)**	TiVo Corp. 10-Q	11/2/2017	10.02
10.27	Form of Restricted Stock Unit Notice and Agreement for TiVo Corporation Titan Equity Incentive Award Plan (stock-settled) (Non-Former TiVo Inc. Employee Form)**	TiVo Corp. 10-Q	11/2/2017	10.03
10.28	Retirement Transition Agreement with Thomas Carson dated October 4, 2017**				X
10.29	Offer letter to Enrique Rodriguez dated November 5, 2017**	TiVo Corp. 8-K	11/13/2017	10.1

10.30	Executive Severance and Arbitration Agreement with Enrique Rodriquez dated November 5, 2017**	TiVo Corp. 8-K	11/13/2017	10.2
21.01	List of subsidiaries				X
23.01	Consent of Independent Registered Public Accounting Firm				X
24.01	Power of Attorney (contained on signature page)				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Company Forms include filings by Rovi Corporation, TiVo Solutions Inc. (formerly known as TiVo Inc.) and TiVo Corporation.

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement.

***	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of February 2018.

TIVO CORPORATION

By:	/s/ Enrique Rodriguez
Enrique Rodriguez
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ENRIQUE RODRIGUEZ and PETER C. HALT and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ Enrique Rodriguez	President, Chief Executive Officer and Director	February 27, 2018
Enrique Rodriguez

Principal Financial Officer:

/s/ Peter C. Halt	Chief Financial Officer	February 27, 2018
Peter C. Halt

Principal Accounting Officer:

/s/ Wesley Gutierrez	Chief Accounting Officer and Treasurer	February 27, 2018
Wesley Gutierrez

Additional Directors:

/s/ James E. Meyer	Chairman of the Board of Directors	February 27, 2018
James E. Meyer

/s/ Alan L. Earhart	Director	February 27, 2018
Alan L. Earhart

/s/ Eddy W. Hartenstein	Director	February 27, 2018
Eddy W. Hartenstein

/s/ Jeffrey T. Hinson	Director	February 27, 2018
Jeffrey T. Hinson

/s/ Dan Moloney	Director	February 27, 2018
Dan Moloney

/s/ Raghavendra Rau	Director	February 27, 2018
Raghavendra Rau

/s/ Glenn W. Welling	Director	February 27, 2018
Glenn W. Welling

TIVO CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TiVo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TiVo Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Los Angeles, California
February 27, 2018

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$128,965	$192,627
Short-term marketable securities	140,866	117,084
Accounts receivable, net	180,768	147,142
Inventory	11,581	13,186
Prepaid expenses and other current assets	40,719	37,400
Total current assets	502,899	507,439
Long-term marketable securities	82,711	128,929
Property and equipment, net	55,244	48,372
Intangible assets, net	643,924	806,838
Goodwill	1,813,227	1,812,118
Other long-term assets	65,673	17,147
Total assets	$3,163,678	$3,320,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$135,852	$226,451
Deferred revenue	55,393	49,145
Current portion of long-term debt	7,000	7,000
Total current liabilities	198,245	282,596
Taxes payable, less current portion	3,947	4,893
Deferred revenue, less current portion	58,283	43,545
Long-term debt, less current portion	976,095	967,732
Deferred tax liabilities, net	50,356	77,454
Other long-term liabilities	23,736	34,987
Total liabilities	1,310,662	1,411,207
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 123,385 shares issued and 122,116 shares outstanding as of December 31, 2017; and 120,526 shares issued and 120,061 shares outstanding as of December 31, 2016	123	121
Treasury stock, 1,269 shares and 465 shares as of December 31, 2017 and December 31, 2016, respectively, at cost	(24,740)	(9,646)
Additional paid-in capital	3,273,022	3,280,905
Accumulated other comprehensive loss	(2,738)	(7,049)
Accumulated deficit	(1,392,651)	(1,354,695)
Total stockholders’ equity	1,853,016	1,909,636
Total liabilities and stockholders’ equity	$3,163,678	$3,320,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues, net:
Licensing, services and software	$784,087	$629,474	$525,482
Hardware	42,369	19,619	789
Total Revenues, net	826,456	649,093	526,271
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	167,712	139,666	102,466
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	46,699	19,056	504
Research and development	194,382	125,172	99,902
Selling, general and administrative	205,024	192,755	155,173
Depreciation	22,144	18,698	17,410
Amortization of intangible assets	166,657	104,989	76,982
Restructuring and asset impairment charges	19,048	27,316	2,160
Gain on sale of patents	—	—	(82)
Total costs and expenses	821,666	627,652	454,515
Operating income	4,790	21,441	71,756
Interest expense	(42,756)	(43,681)	(46,826)
Interest income and other, net	2,915	1,688	716
Income (loss) on interest rate swaps	1,859	(3,884)	(13,368)
TiVo Acquisition litigation	(14,006)	—	—
Loss on debt extinguishment	(108)	—	(2,815)
Loss on debt modification	(929)	—	—
(Loss) income from continuing operations before income taxes	(48,235)	(24,436)	9,463
Income tax (benefit) expense	(10,279)	(61,685)	13,755
(Loss) income from continuing operations, net of tax	(37,956)	37,249	(4,292)
Loss from discontinued operations, net of tax	—	(4,588)	—
Net (loss) income	$(37,956)	$32,661	$(4,292)

Basic (loss) earnings per share:
Continuing operations	$(0.32)	$0.40	$(0.05)
Discontinued operations	—	(0.05)	—
Basic (loss) earnings per share	$(0.32)	$0.35	$(0.05)
Weighted average shares used in computing basic per share amounts	120,355	93,064	84,133

Diluted (loss) earnings per share:
Continuing operations	$(0.32)	$0.40	$(0.05)
Discontinued operations	—	(0.05)	—
Diluted (loss) earnings per share	$(0.32)	$0.35	$(0.05)
Weighted average shares used in computing diluted per share amounts	120,355	94,262	84,133

Dividends declared per share	$0.72	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(37,956)	$32,661	$(4,292)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,462	(798)	(377)
Unrealized (losses) gains on marketable securities	(151)	252	(819)
Other comprehensive income (loss), net of tax	4,311	(546)	(1,196)
Comprehensive (loss) income	$(33,645)	$32,115	$(5,488)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	130,627	$131	(38,898)	$(1,013,218)	$2,339,817	$(5,307)	$(215,159)	$1,106,264
Net loss							(4,292)	(4,292)
Other comprehensive loss, net of tax						(1,196)		(1,196)
Issuance of common stock on exercise of options	87	—			1,497			1,497
Issuance of common stock under employee stock purchase plan	543	—			7,290			7,290
Cancellation of restricted stock, net	(205)	—			—			—
Equity-based compensation					42,647			42,647
Excess tax benefit associated with stock plans					52			52
Equity component related to issuance of 2020 Convertible Notes					63,854			63,854
Equity component related to 2020 Convertible Notes issuance costs					(1,737)			(1,737)
Issuance of warrants related to 2020 Convertible Notes					31,326			31,326
Purchase of call options related to 2020 Convertible Notes					(64,825)			(64,825)
Stock repurchases			(9,492)	(150,168)				(150,168)
Withholding taxes related to net share settlement of restricted stock units			(15)	(147)				(147)
Balance as of December 31, 2015	131,052	131	(48,405)	(1,163,533)	2,419,921	(6,503)	(219,451)	1,030,565
Net income							32,661	32,661
Other comprehensive loss, net of tax						(546)		(546)
Issuance of common stock on exercise of options	430	—			6,710			6,710
Issuance of common stock under employee stock purchase plan	1,160	3			10,694			10,697
Issuance of restricted stock, net	352	—			1			1
Equity-based compensation					62,860			62,860
Issuance of common stock in connection with TiVo Acquisition	36,138	36			780,719			780,755
Cancellation of treasury stock	(48,606)	(49)	48,606	1,167,954			(1,167,905)	—
Withholding taxes related to net share settlement of restricted stock units			(666)	(14,067)				(14,067)
Balance as of December 31, 2016	120,526	121	(465)	(9,646)	3,280,905	(7,049)	(1,354,695)	1,909,636
Net loss							(37,956)	(37,956)
Other comprehensive income, net of tax						4,311		4,311
Issuance of common stock on exercise of options	470	—			6,853			6,853
Issuance of common stock under employee stock purchase plan	1,449	1			15,623			15,624
Issuance of restricted stock, net	916	1			1			2
Equity-based compensation					56,463			56,463
Issuance of common stock in connection with TiVo Acquisition	24	—			536			536
Dividends					(87,359)			(87,359)
Withholding taxes related to net share settlement of restricted stock units			(804)	(15,094)				(15,094)
Balance as of December 31, 2017	123,385	$123	(1,269)	$(24,740)	$3,273,022	$(2,738)	$(1,392,651)	$1,853,016

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(37,956)	$32,661	$(4,292)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	4,588	—
Depreciation	22,144	18,698	17,410
Amortization of intangible assets	166,657	104,989	76,982
Amortization of convertible note discount and note issuance costs	14,781	14,048	13,864
Restructuring and asset impairment charges	19,048	27,316	2,160
Equity-based compensation	52,561	47,670	42,647
Change in fair value of interest rate swaps	(10,216)	(5,800)	8,869
TiVo Acquisition litigation	14,006	—	—
Loss on debt extinguishment	108	—	2,815
Loss on debt modification	929	—	—
Deferred income taxes	(27,193)	(86,085)	4,409
Other operating, net	(3,033)	904	2,223
Changes in operating assets and liabilities:
Accounts receivable	(31,900)	(11,643)	(4,214)
Inventory	1,605	2,273	(203)
Prepaid expenses and other current assets and other long-term assets	(52,122)	(18,201)	(120)
Accounts payable and accrued expenses and other long-term liabilities	(18,948)	3,222	(4,119)
Taxes payable	627	(3,785)	(2,810)
Deferred revenue	20,986	7,666	(12,601)
Net cash provided by operating activities of continuing operations	132,084	138,521	143,020
Net cash used in operating activities of discontinued operations	—	(5,000)	(194)
Net cash provided by operating activities	132,084	133,521	142,826
Cash flows from investing activities:
Payments for purchase of short- and long-term marketable securities	(148,591)	(175,591)	(210,757)
Proceeds from sales or maturities of short- and long-term marketable securities	173,275	217,861	299,598
Cash acquired in Tivo Acquisition, net of cash paid	—	166,312	—
Return of cash paid for TiVo Acquisition	25,143	—	—
Payment to Dissenting Holders in TiVo Acquisition	(117,030)	—	—
Payments for purchase of property and equipment	(37,962)	(20,347)	(11,293)
Payments for purchase of patents	(2,000)	(2,500)	—
Other investing, net	(334)	(63)	11
Net cash (used in) provided by investing activities	(107,499)	185,672	77,559
Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	100,000
Payments on revolving credit facility	—	—	(100,000)
Proceeds from issuance of long-term debt, net of issuance costs	681,552	—	335,699
Principal payments on long-term debt	(689,500)	(236,952)	(422,990)
Payments for dividends	(87,108)	—	—
(Payments) proceeds from (purchase) sale of warrants	—	(5,827)	31,326
Proceeds (payments) for sale (purchase) of call options	—	12,118	(64,825)
Payments for contingent consideration and deferred holdback	(2,650)	(750)	(6,183)
Payments for purchase of treasury stock	—	—	(154,519)
Payments for withholding taxes related to net settlement of restricted awards	(15,094)	(14,067)	(147)
Proceeds from exercise of employee stock options and employee stock purchase plan	22,481	17,407	8,787
Net cash used in financing activities	(90,319)	(228,071)	(272,852)
Effect of exchange rate changes on cash and cash equivalents	2,072	(170)	(426)
Net (decrease) increase in cash and cash equivalents	(63,662)	90,952	(52,893)
Cash and cash equivalents at beginning of period	192,627	101,675	154,568
Cash and cash equivalents at end of period	$128,965	$192,627	$101,675

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

The Company is a global leader in media and entertainment products that power consumer entertainment experiences and enable its customers to deepen and further monetize their audience relationships. The Company provides a broad set of intellectual property, cloud-based services and set-top box solutions that enable people to find and enjoy online video, television, movies and music entertainment, including content discovery through device embedded and cloud-based user experience ("UX"), including interactive program guides (“IPGs”), digital video recorders ("DVRs"), natural language voice and text search, cloud-based recommendations services and our extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content). The Company's integrated platform includes software and cloud-based services that provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand ("VOD") and over-the-top ("OTT") content into one intuitive user interface with simple universal search, discovery, viewing and recording, to create a unified viewing experience. The Company distributes its products through service provider relationships, integrated into third-party devices and directly to retail consumers. The Company also offers data analytics solutions, including advertising and programming promotion optimizers, which enable advanced audience targeting in linear television advertising. Solutions are sold globally to cable, satellite, consumer electronics ("CE"), entertainment, media and online distribution companies, and, in the United States, we sell a suite of DVR and whole home media products and services directly to retail consumers.

Basis of Presentation and Principles of Consolidation

Rovi is the predecessor registrant to TiVo Corporation and therefore, for periods prior to the TiVo Acquisition Date, the Consolidated Financial Statements reflect the financial position, results of operations and cash flows of Rovi. As used herein, the “Company” refers to Rovi when referring to periods prior to and including the TiVo Acquisition Date and to TiVo Corporation when referring to periods subsequent to the TiVo Acquisition Date. The Company’s results of operations include the operations of TiVo Solutions after the TiVo Acquisition Date. See Note 2 for additional information on the TiVo Acquisition.

The accompanying Consolidated Financial Statements include the accounts of TiVo Corporation and subsidiaries and affiliates in which the Company has a controlling financial interest after the elimination of intercompany accounts and transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Related Party Transaction

During the year ended December 31, 2015, the Company reimbursed $1.5 million of costs incurred by Engaged Capital, LLC (“Engaged”) in connection with a contested proxy election. These expenses are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Engaged is a related party as Glenn W. Welling is a member of the Company’s Board of Directors and is also a Principal and the Chief Investment Officer at Engaged.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the results of operations for the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Actual results may differ from those estimates.

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

When provisional amounts are recorded for a business combination, adjustments to the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date that would have affected the measurement of the amounts recognized at the acquisition date are recognized. Adjustments to the provisional amounts identified during the measurement period, which is a period not to exceed one year from the acquisition date, are reported in the period the adjustment is identified by means of an adjustment to goodwill, with the effect on earnings measured as if the provisional amounts had been completed at the acquisition date. Adjustments to amounts recognized in a business combination that occur after the end of the measurement period are recognized in current period operations.

Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When available, fair value measurements are based on quoted market prices. If quoted market prices are not available, fair value is measured based on models that consider relevant transaction characteristics (such as maturity and nonperformance risk) and may use observable or unobservable inputs. Various methodologies and assumptions are used in the measurement of fair value. The use of different methodologies or assumptions could result in a different estimate of fair value at the measurement date.

Foreign Currency Translation

The Company predominately uses the U.S dollar as its functional currency. Certain non-U.S. subsidiaries designate a local currency as their functional currency. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective period. Losses from cumulative translation adjustments, net of tax, of $1.7 million and $6.2 million as of December 31, 2017 and 2016, respectively, are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Concentrations of Risk

Customers representing 10% or more of Total Revenues, net were as follows:

	Year Ended December 31,
	2017	2016	2015
AT&T Inc. ("AT&T")	14%	12%	16%
Samsung Electronics Co. LTD ("Samsung")	(1)	10%	(1)%

(1) Customer represented less than 10% of Total Revenues, net.

Substantially all of the Company's revenue from AT&T is reported in the Intellectual Property Licensing segment, while revenue from Samsung is reported in the Product segment and the Intellectual Property Licensing segment.

Customers representing 10% or more of Accounts receivable, net were as follows.

	December 31, 2017	December 31, 2016
AT&T	28%	15%
Virgin Media Inc.	(1)	13%

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

Cash, Cash Equivalents and Investments

Highly liquid investments with original maturities at the date of acquisition of three months or less are considered to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions ("EBT") process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than three days are classified as cash and cash equivalents. As of December 31, 2017 and 2016, Cash and cash equivalents includes payments due from banks for these transactions of $1.1 million and $1.1 million, respectively.

Marketable securities with original maturities at the date of acquisition of more than three months are classified as Short-term marketable securities or Long-term marketable securities based on the remaining contractual maturity of the security at the reporting date.

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

Unrealized gains and losses, net of applicable taxes, are reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company monitors its marketable securities portfolio for potential impairment. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in fair value is determined to be other-than-temporary (i.e., when the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis), an impairment associated with the credit loss is recorded in Interest income and other, net in the Consolidated Statements of Operations and the remainder, if any, is recorded in Other comprehensive income (loss), net of tax in the Consolidated Statements of Comprehensive Income (Loss).

Investments in non-marketable equity securities are accounted for using either the equity method or the cost method. Investments in entities over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for using the equity method. Under the equity method of accounting, the Company records its proportionate share of income or loss in Interest income and other, net in the Consolidated Statements of Operations. Investments in entities over which the Company does not have the ability to exercise significant influence are accounted for using the cost method. The Company monitors its non-marketable securities portfolio for potential impairment. When the carrying amount of an investment in a non-marketable security exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the loss is recorded in Interest income and other, net in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. The Company reviews its accounts receivable to identify potential collection issues. A specific allowance for doubtful accounts is recorded when warranted by specific customer circumstances, such as in the case of a bankruptcy filing, a deterioration in the customer's operating results or financial position or the past due status of a receivable based on its contractual payment terms. If there are subsequent changes in circumstances related to the specific customer, adjustments to recoverability estimates are recorded. For accounts receivable not specifically reserved, an allowance for doubtful accounts is recorded based on historical loss experience and other currently available evidence. Accounts receivable deemed uncollectible are charged off when collection efforts have been exhausted.

Inventory

Inventories consist primarily of finished DVRs and accessories and are stated at the lower of cost and net realizable value on an aggregate basis. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to the lower of cost and net realizable value are made, if required, for estimated excess or obsolescence, which includes a review of, among other factors, demand requirements and market conditions.

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

Long-lived assets, including property and equipment and intangible assets with finite lives, are assessed for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Once a triggering event has been identified, the impairment test employed is based on whether we intend to continue to use the asset group or to hold the asset group for sale. For assets held for use, recoverability is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted future cash flows are less than the carrying amount of an asset group, the asset group is impaired. The amount of impairment, if any, is measured as the difference between the carrying amount of the asset group and its fair value, which is generally estimated using an income approach. To the extent the carrying amount of each asset exceeds its fair value, the impairment is allocated to the finite-lived assets of the asset group on a pro rata basis using their relative carrying amounts.

For assets held for sale, to the extent the asset group's carrying amount is greater than its fair value less cost to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented in the Consolidated Balance Sheets at the lower of their carrying amount or fair value less cost to sell, and are no longer depreciated.

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

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed. In the quantitative impairment test for goodwill, the fair value of the reporting unit is compared to its carrying amount. The fair value of the Product reporting unit is estimated by weighting the fair values derived from an income approach and a market approach and the fair value of the Intellectual Property Licensing reporting unit is estimated using an income approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flow and considers estimated revenue growth rates, future operating margins and risk-adjusted discount rates. Under the market approach, the fair value of a reporting unit is estimated based on market multiples of revenue or earnings derived from comparable publicly-traded companies. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the fair value of a reporting unit is less than its carrying amount, an impairment loss equal to the difference is recognized.

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

CE and Service Provider Licensing

The Company licenses its proprietary IPG and Analog Content Protection ("ACP") technologies to CE manufacturers, integrated circuit makers, service providers and others. The Company generally recognizes revenue on a per-unit shipped model for licenses with CE manufacturers and a per-subscriber model for licenses with service providers. The recognition of revenue from per-unit license fees is based on units reported shipped by the CE manufacturer, which are typically reported to the Company in the quarter immediately following that of actual shipment. In addition, the Company's significant experience and established relationships with certain CE manufacturers enables us to reasonably estimate current period unit shipments for purposes of recognizing revenue. Accordingly, revenue from these customers is recognized in the period the CE manufacturer is estimated to have shipped the units, and revenue adjustments are recorded when the CE manufacturer reports actual shipments to the Company. Revenues from per-subscriber license fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee.

Revenues from annual or other license fees are recognized based on the specific terms of the license. For instance, certain CE IPG licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company recognizes revenue from these arrangements on a straight-line basis over the specified term.

At times, the Company enters into license agreements in which we release a licensee from past patent infringement claims and grant a license to ship an unlimited number of units over a future period for a fixed fee. In these arrangements, the Company generally uses BESP to allocate the transaction consideration between the release for past patent infringement claims and the future license. In determining BESP of the release for past patent infringement claims and the future license, the Company considers such factors as the number of units shipped in the past and in what territories these units where shipped, the number of units expected to be shipped in the future and in what territories these units are expected to be shipped, as well as the licensing rate the Company generally receives for units shipped in these territories. As the criteria for the recognition of a contingent gain from the release from past patent infringement claims is generally satisfied on the execution of the agreement, the amount of transaction consideration allocated to the release from past patent infringement claims is generally recognized as revenue in the period the agreement is executed and the amount of transaction consideration allocated to the future license is recognized ratably over the future license term.

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

Arrangements with Multiple System Operators ("MSOs")

The Company's arrangements with MSOs typically include customized software and implementation services, associated maintenance and support, limited training, TiVo-enabled digital video recorders ("DVRs"), non-DVR set-top boxes ("STBs"), and the TiVo service.

The Company has two types of arrangements with MSOs that include technology deployment and engineering services; hosted and not hosted. In instances where TiVo hosts the TiVo service, non-refundable payments received for customization and set up services are deferred and recognized as revenue over the longer of the contractual term or customer relationship period as the deployment and engineering services do not have standalone value. The cost of deployment and engineering services is capitalized to the extent they are deemed recoverable and are subsequently amortized to cost of revenues over the same period as the related revenue. The Company has established VSOE of selling prices for training, DVRs, STBs and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreements. The BESP for TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. Transaction consideration is allocated among individual elements on a relative basis.

In arrangements where the Company does not host the TiVo service, and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue pursuant to the software revenue recognition guidance. Under the software revenue recognition guidance, such arrangements are accounted for using the percentage-of-completion method or the completed-contract method. The percentage-of-completion method is used if reasonably dependable estimates of the extent of progress toward completion can be made and the arrangement as a whole is reasonably expected to be profitable.

The Company measures progress toward completion using an input method based on the ratio of costs incurred to date to total estimated costs of the project (an input method). Project costs are primarily labor and overhead related to the specific activities required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. When reasonably assured that development costs are recoverable through future revenues, the Company defers recognition of the costs until the future revenues are recognized. The recoverability assessment depends on estimating engineering costs related to the project. For these projects, we are able to make reasonably dependable cost estimates based on historical experience and various other assumptions believed to be reasonable under the circumstances. These estimates include forecasting costs and schedules, tracking progress and costs incurred to date and projecting the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement, and revisions to estimates are recognized on a cumulative catch-up basis when the changed conditions become known. Revisions to estimates during the year ended December 31, 2017 were not material. Using different cost estimates, or different methods of measuring progress toward completion may produce materially different results, including potentially a conclusion that development costs may not be recoverable.

In some cases, it may not be possible to separate the various elements within the software arrangement due to a lack of VSOE of selling prices for undelivered elements, a lack of reasonably dependable estimates of total costs or development costs exceed development revenues but there is reasonable assurance that no loss will be incurred under the arrangement. Accordingly, the Company applies the following:

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

In arrangements where the Company does not host the TiVo service, and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, provided that the Company is reasonably assured that the arrangement will be profitable and development costs exceed billable development revenues, revenue is recognized equal to the costs recognized until the engineering services are complete. Development costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, service revenue is recognized, and an equal amount of deferred development costs are recognized until all deferred development costs are recovered. Once all deferred development costs are recovered, any remaining service revenue is recognized ratably over the remaining service period. As of December 31, 2017 and 2016, the Consolidated Balance Sheets include deferred development costs of $13.6 million and $6.2 million, respectively.

Patent Sales

During 2016, the Company expanded its business strategy of monetizing its intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of the Company's ongoing major or central operations and activities of monetizing intellectual property, the Company began recognizing patent sales as revenue in 2016. Revenue for the year ended December 31, 2016 includes $1.0 million related to patent sales. No revenue was recognized for the years ended December 31, 2017 and 2015 related to patent sales.

Metadata Licensing

The Company licenses metadata to service providers, CE manufacturers and online portals among others. The Company generally receives a monthly or quarterly fee from our licensees for the right to use the metadata, receive regular updates to the metadata and integrate the metadata into their own service. The Company recognizes metadata revenue ratably over the license term.

Advertising Revenue

The Company generates advertising revenue through our UX. Advertising revenue is recognized when the related advertisement is provided. Advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

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

VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by the length of the service period. The Company is not able to obtain VSOE for the DVR due to infrequent sales of standalone DVRs to customers. The BESP of the DVR is determined based on the price for which the Company would sell the DVR without any service commitment from the customer. Revenue allocated to the DVR is recognized on delivery, up to an amount not contingent on future service, and revenue allocated to the service is recognized ratably over the service period.

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

Hardware Revenues

Hardware revenues are derived from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Customers have the right to return their product within 30 days of the purchase. The Company establishes allowances for expected product returns as a direct reduction of revenue. Certain payments to retailers and distributors, such as market development funds and revenue shares, are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. For market development funds, revenue is reduced at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered. For revenue share programs, revenue is reduced when a liability for the revenue share payments has been incurred and the amount of the liability is fixed or determinable.

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

Advertising Costs

Advertising costs are expensed as incurred and are presented within Selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses for the years ended December 31, 2017, 2016 and 2015, were $8.8 million, $7.3 million and $7.4 million, respectively.

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

Recent Accounting Pronouncements

Standards Recently Adopted

In January 2017, the Financial Accounting Standards ("FASB") simplified the goodwill impairment test by eliminating its second step. Pursuant to the simplified test, an entity performs its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company elected to early adopt the simplified test. Application of this guidance on January 1, 2017 did not have an effect on the Consolidated Financial Statements.

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, presenting certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of nonvested awards as they occur. Application of this guidance on January 1, 2017 increased the Company's deferred tax assets and the related valuation allowance by $70.1 million, resulting in no material effect on the Consolidated Financial Statements. On adoption, the Company did not change its accounting policy of estimating forfeitures for nonvested awards subject to service conditions.

In March 2016, the FASB clarified the assessment of whether contingent options that can accelerate the payment of principal on debt instruments requires bifurcation as an embedded derivative. The amendments require a contingent option embedded in a debt instrument to be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. Application of the clarified guidance on January 1, 2017 did not have an effect on the Consolidated Financial Statements.

In July 2015, the FASB changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value for entities that do not use the last-in, first-out ("LIFO") or retail inventory method. The changes also eliminated the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory for entities that do not use the LIFO or retail inventory method. Application of the changed measurement principle for inventory on January 1, 2017 did not have an effect on the Consolidated Financial Statements.

Standards Pending Adoption

In March 2017, the FASB shortened the amortization period for certain investments in callable debt securities held at a premium to the earliest call date. Application of the shortened amortization period is effective for the Company in the first quarter of 2019 on a modified retrospective basis, with early application permitted. The Company does not expect application of the shortened amortization period to have a material effect on its Consolidated Financial Statements.

In January 2017, the FASB clarified the definition of a business. The clarified guidance provides a more defined framework to use in determining when a set of assets and activities constitute a business. The clarified definition is effective for the Company in the first quarter of 2018 on a prospective basis, with early application permitted. The Company does not expect application of the clarified definition of a business to have a material effect on its Consolidated Financial Statements.

In October 2016, the FASB amended its guidance on the tax effects of intra-entity transfers of assets other than inventory. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for the Company in the first quarter of 2018 and is required to be applied on a modified retrospective basis. Early application is permitted. The Company does not expect application of the amended guidance to have a material effect on its Consolidated Financial Statements.

In August 2016, the FASB issued clarifying guidance on the presentation of eight specific cash flow issues for which previous guidance was either unclear or not specific. The clarified guidance is effective for the Company in the first quarter of 2018 and is required to be applied on a retrospective basis. Early application is permitted. The Company does not expect application of the clarified guidance to have a material effect on its Consolidated Financial Statements.

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

In March 2016, the FASB provided guidance on the derecognition of prepaid stored-value product liabilities, such as gift cards. The guidance is effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach, with early adoption permitted. On adoption, the Company expects to record a cumulative effect adjustment, net of tax effects, of less than $3.0 million to reduce Accumulated deficit for prepaid stored-value product liabilities that meet the criteria for derecognition.

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach, with early application permitted. The Company is evaluating the effect of application on its Consolidated Financial Statements and expects to recognize its existing operating lease commitments as operating lease liabilities and right-of-use assets.

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

On adoption, the Company expects to record a cumulative effect adjustment, net of tax effects, of less than $15.0 million to reduce Accumulated deficit to apply the provisions of the amended revenue recognition standard. The cumulative effect adjustment arises from the following areas:

•
For accounting purposes, the Company expects to separate its long-term fixed-fee license agreements into two categories: (i) those agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement and (ii) those agreements that do not provide for rights to such future technologies. Under current revenue recognition guidance, after the fair value allocation between the past and future components of these agreements, the Company recognizes the future components of revenue from fixed-fee license agreements on a straight-line basis over the term of the related license agreement. On adoption of the amended accounting standard for revenue recognition, the Company expects to continue to recognize revenue from long-term fixed-fee license agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement as a single performance obligation on a straight-line basis over the term of the related license agreement. Except for one TiVo Solutions license agreement that was signed prior to the TiVo Acquisition Date, the Company's long-term fixed-fee license agreements are expected to be accounted for as single performance obligations.

•
The amended accounting standard for revenue recognition requires the recognition of revenue from per-unit royalty licenses in the period in which the licensee's sales are estimated to have occurred, which results in an adjustment to revenue when actual amounts are subsequently reported by certain CE manufacturers and third party IPG providers. In accordance with existing U.S. GAAP, the Company currently recognizes revenue from these licenses in the period the licensee reports its sales, which is generally in the quarter after the underlying sales by the licensee occurred.

•
The Company sells TiVo-enabled DVRs and the related service directly to customers through bundled sales programs via the TiVo website. The Company currently allocates the transaction price for these sales between the DVR and the TiVo service based on their relative fair values. In accordance with existing U.S. GAAP, revenue allocated to the DVR is recognized on delivery, up to an amount not contingent on future service delivery, and revenue allocated to the service is recognized ratably over the service period. The amended accounting standard for revenue recognition eliminates the limitation on recognizing the revenue allocated to the DVR to the amount not contingent on future service delivery. As a result, following adoption, the Company expects to recognize the full amount of revenue allocated to the DVR at the time of delivery.

•
The amended accounting standard for revenue recognition eliminates the concept of vendor-specific objective evidence ("VSOE") of fair value. Under current industry-specific software revenue recognition guidance, when the Company concluded it did not have VSOE of fair value for the undelivered elements of an arrangement, revenue for the undelivered elements was deferred. The amended accounting standard for revenue recognition requires an evaluation of whether the undelivered elements are distinct performance obligations and, therefore, should each be recognized separately when delivered.

•
The amended accounting standard for revenue recognition includes specific guidance for contract modifications. Based on the nature of the modification, the accounting may be updated with a cumulative adjustment to revenue on the execution of the modification or updated prospectively as a result of the modification. For certain contract modifications, the accounting treatment is expected to differ under the amended accounting standard for revenue recognition from the accounting treatment in accordance with existing U.S GAAP.

•
Some deferred revenue recognized in accordance with existing U.S. GAAP is expected to be eliminated as part of the effect of adoption. The elimination of deferred revenue on adoption is primarily related to TiVo Solutions' long-term fixed-fee intellectual property license where the performance obligation is satisfied at inception of the license and the other items described above.

•
In accordance with existing U.S. GAAP, the Company's cost deferrals related to obtaining a contract have been minimal; however, under the amended cost capitalization requirements, the deferral of incremental costs to obtain a contract with a customer are expected to be more significant. Any incremental costs to obtain a contract with a customer that are capitalized would be amortized over a period of time commensurate with the period of benefit, which may exceed the contract term, and would be subject to periodic impairment reviews.

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

TiVo Solutions' results of operations and cash flows have been included in the Consolidated Financial Statements for periods subsequent to September 7, 2016. For the year ended December 31, 2017, TiVo Corporation's results include revenue and operating income from TiVo Solutions of $365.8 million and $12.3 million, respectively. For the year ended December 31, 2016, TiVo Corporation's results include revenue and operating loss from TiVo Solutions of $147.4 million and $2.8 million, respectively.

Purchase Price

The aggregate merger consideration was (in thousands):

Aggregate cash consideration	$269,990
Aggregate fair value of TiVo Corporation shares issued	758,115
Accrual for merger consideration	78,981
Fair value of assumed TiVo Solutions employee equity-based awards allocated to consideration	22,640
Total merger consideration	$1,129,726

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

The $79.0 million accrual for merger consideration included in the aggregate merger consideration was based on 9.1 million Dissenting Shares assuming a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.5 million shares of TiVo Corporation common stock. In addition, on the TiVo Acquisition Date, TiVo Corporation paid the cash portion of the merger consideration related to the Dissenting Shares, which was $2.75 per share, to an account held by the exchange agent in the TiVo Acquisition. As of December 31, 2016, the exchange agent in the TiVo Acquisition was holding $25.3 million in cash, substantially all of which related to the Dissenting Holders. The accrued merger consideration was presented in Accounts payable and accrued expenses on the Consolidated Balance Sheets as of December 31, 2016.

On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a TiVo Acquisition litigation loss of $12.9 million was recognized in the Consolidated Statements of Operations for the year ended December 31, 2017. The TiVo Acquisition litigation loss includes the settlement amount in excess of the amount due to the Dissenting Holders as merger consideration as well as a $1.1 million loss related to a separate TiVo Acquisition litigation matter.

A portion of the purchase price has been attributed to the substitution of TiVo Solutions' equity-based awards outstanding as of TiVo Acquisition Date for corresponding TiVo Corporation equity-based awards. The fair value of TiVo Solutions' equity-based awards assumed in connection with the TiVo Acquisition was allocated between pre-acquisition service and post-acquisition service based on the proportion of service rendered from the grant date to the TiVo Acquisition Date compared to the total vesting period. Equity-based compensation allocated to pre-acquisition service was included as part of the merger consideration paid for TiVo Solutions. Equity-based compensation allocated to post-acquisition service will be expensed as future service is rendered. The fair value of TiVo Solutions' restricted stock was estimated at the TiVo Acquisition Date using the closing price of Rovi's common stock on the TiVo Acquisition Date. The fair value of TiVo Solutions' stock options was estimated at the TiVo Acquisition Date using the Black-Scholes-Merton option-pricing formula, assuming a weighted-average expected volatility of 31.7%, a weighted-average expected term of nine months, a weighted-average risk-free interest rate of 0.5% and a weighted-average expected dividend yield of 0.0%. The fair value of TiVo Corporation's stock options was estimated at the TiVo Acquisition Date using the Black-Scholes-Merton option-pricing formula, assuming a weighted-average expected volatility of 46.5%, a weighted-average expected term of nine months, a weighted-average risk-free interest rate of 0.5% and a weighted-average expected dividend yield of 0%. The fair value of TiVo Solutions' performance-based awards was estimated at the TiVo Acquisition Date using a Monte-Carlo simulation, assuming a weighted-average expected volatility of 37.5%, a weighted-average expected term of 2.4 years, a weighted-average risk-free interest rate of 0.8% and an expected dividend yield of 0.0%.

Final Purchase Price Allocation

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

The following table summarizes the purchase price allocation, including measurement period adjustments recognized subsequent to the initial purchase price allocation through the end of the measurement period (in thousands):

	Preliminary Purchase Price Allocation	2016 Measurement Period Adjustments	December 31, 2016	2017 Measurement Period Adjustments	Final Purchase Price Allocation
Cash, cash equivalents and marketable securities	$503,408	$—	$503,408	$—	$503,408
Accounts receivable	48,766	(169)	48,597	—	48,597
Inventory	15,003	—	15,003	—	15,003
Prepaid expenses and other current assets and other long-term assets	25,976	(67)	25,909	2	25,911
Property and equipment	10,370	(626)	9,744	—	9,744
Intangible assets:
Developed technology and patents	154,000	—	154,000	—	154,000
Existing contracts and customer relationships	355,000	—	355,000	—	355,000
Trademarks / Tradenames	14,000	—	14,000	—	14,000
Goodwill	464,111	4,219	468,330	932	469,262
Accounts payable and accrued expenses and other long-term liabilities	(74,736)	1,280	(73,456)	(1,175)	(74,631)
Deferred revenue	(63,428)	(76)	(63,504)	—	(63,504)
Current portion of long-term debt	(230,000)	—	(230,000)	—	(230,000)
Deferred tax liabilities, net	(92,744)	(4,561)	(97,305)	241	(97,064)
Total merger consideration	$1,129,726	$—	$1,129,726	$—	$1,129,726

If the measurement period adjustments had been recognized as of the TiVo Acquisition Date, their effect on Net (loss) income for the years ended December 31, 2017 and 2016 would have been immaterial.

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

As part of the acquisition, TiVo Corporation assumed TiVo Solutions' 2.0% Convertible Senior Notes due October 2021 (the "2021 Convertible Notes"). The fair value of the 2021 Convertible Notes assumed in the TiVo Acquisition was measured based on quoted market prices and the 2021 Convertible Notes would be classified in Level 2 of the fair value hierarchy. As the 2021 Convertible Notes were subject to repurchase following the acquisition of TiVo Solutions, fair value approximated par and no debt premium or discount was recorded at the TiVo Acquisition Date.

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

	Year Ended December 31,
	2016	2015
Total Revenues, net	$876,705	$903,962
Net loss	$(103,050)	$(133,457)
Basic loss per share	$(0.89)	$(1.13)
Diluted loss per share	$(0.89)	$(1.13)

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

(3) Discontinued Operations and Assets Held for Sale

DivX and MainConcept

During the fourth quarter of 2013, the Company determined it would pursue selling its DivX and MainConcept businesses. DivX and MainConcept were providers of high-quality video compression-decompression software and a software library that enabled the distribution of content across the internet and through recordable media, in either physical or streamed forms. On March 31, 2014, the Company sold its DivX and MainConcept businesses for $52.5 million in cash, plus up to $22.5 million in additional payments based on the achievement of certain revenue milestones over the three years following the sale. In the three years following the sale of DivX and MainConcept, no additional payments were received as the revenue milestones were not satisfied.

The Loss from discontinued operations, net of tax for the year ended December 31, 2016 is due to a settlement with Dolby Laboratories, Inc. ("Dolby") related to unpaid royalties from Rovi's Roxio, DivX and MainConcept businesses ("Legacy Sonic Businesses"). See Note 10 for additional information.

(4) Financial Statement Details

Accounts receivable, net (in thousands):

	December 31, 2017	December 31, 2016
Accounts receivable, gross	$183,343	$149,105
Less: Allowance for doubtful accounts	(2,575)	(1,963)
Accounts receivable, net	$180,768	$147,142

Allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$(1,963)	$(1,607)	$(1,135)
Provision for bad debt	1,726	(226)	(600)
Deductions, net	(2,338)	(130)	128
Balance at end of period	$(2,575)	$(1,963)	$(1,607)

Inventory (in thousands):

	December 31, 2017	December 31, 2016
Raw materials	$1,846	$1,595
Finished goods	9,735	11,591
Inventory	$11,581	$13,186

Property and equipment, net (in thousands):

	December 31, 2017	December 31, 2016
Computer software and equipment	$160,450	$136,776
Leasehold improvements	34,629	26,201
Furniture and fixtures	9,137	6,627
Property and equipment, gross	204,216	169,604
Less: Accumulated depreciation and amortization	(148,972)	(121,232)
Property and equipment, net	$55,244	$48,372

Accounts payable and accrued expenses (in thousands):

	December 31, 2017	December 31, 2016
Accounts payable	$10,517	$29,218
Accrued compensation and benefits	47,886	54,571
Accrual for merger consideration	—	78,981
Other accrued liabilities	77,449	63,681
Accounts payable and accrued expenses	$135,852	$226,451

Interest income and other, net (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest income	$3,122	$2,326	$1,462
Foreign currency loss	(1,574)	(72)	(379)
Equity method (loss) income	(451)	(454)	(464)
Other income (expense), net	1,818	(112)	97
Interest income and other, net	$2,915	$1,688	$716

Supplemental cash flow information (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$17,660	$27,468	$14,335
Interest	$26,567	$30,281	$33,797

Significant noncash transactions
Fair value of shares issued in connection with TiVo Acquisition	$536	$758,115	$—

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$38,996	$—	$—	$38,996
Cash equivalents - Money market funds	89,969	—	—	89,969
Cash and cash equivalents	$128,965	$—	$—	$128,965

Auction rate securities	$10,800	$—	$(216)	$10,584
Corporate debt securities	102,794	—	(397)	102,397
Foreign government obligations	2,249	—	(4)	2,245
U.S. Treasuries / Agencies	108,781	—	(430)	108,351
Marketable securities	$224,624	$—	$(1,047)	$223,577
Cash, cash equivalents and marketable securities				$352,542

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,969	$—	$—	$50,969
Cash equivalents - Money market funds	141,658	—	—	141,658
Cash and cash equivalents	$192,627	$—	$—	$192,627

Auction rate securities	$10,800	$—	$(432)	$10,368
Corporate debt securities	106,128	8	(215)	105,921
Foreign government obligations	2,246	—	(8)	2,238
U.S. Treasuries / Agencies	127,734	14	(262)	127,486
Marketable securities	$246,908	$22	$(917)	$246,013
Cash, cash equivalents and marketable securities				$438,640

The fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$10,584	$(216)	$10,584	$(216)
Corporate debt securities	75,922	(362)	18,484	(35)	94,406	(397)
Foreign government obligations	—	—	2,245	(4)	2,245	(4)
U.S. Treasuries / Agencies	44,968	(184)	63,383	(246)	108,351	(430)
Marketable securities	$120,890	$(546)	$94,696	$(501)	$215,586	$(1,047)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$10,368	$(432)	$10,368	$(432)
Corporate debt securities	74,173	(193)	12,278	(22)	86,451	(215)
Foreign government obligations	2,238	(8)	—	—	2,238	(8)
U.S. Treasuries / Agencies	109,657	(244)	2,222	(18)	111,879	(262)
Marketable securities	$186,068	$(445)	$24,868	$(472)	$210,936	$(917)

The Company sold its auction rate securities in January 2018 and realized an immaterial loss.

As of December 31, 2017, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$141,274	$140,866
Due in 1-2 years	72,550	72,127
Due in more than 2 years	10,800	10,584
Total	$224,624	$223,577

As of December 31, 2017 and December 31, 2016, non-marketable equity securities accounted for under the equity method had a carrying amount of $1.1 million and $1.6 million, respectively, and non-marketable equity securities accounted for under the cost method had a carrying amount of $1.5 million and $2.7 million, respectively. We periodically review our non-marketable equity securities for potential impairment. For the year ended December 31, 2017, an other-than-temporary impairment loss of $1.2 million was recognized on non-marketable equity securities. No impairments were recognized for the years ended December 31, 2016 and 2015 on non-marketable equity securities.

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

•	Level 1. Quoted prices in active markets for identical assets or liabilities.

•
Level 2. Inputs other than Level 1 inputs that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or market-corroborated inputs.

•	Level 3. Unobservable inputs for the asset or liability.

Recurring Fair Value Measurements
Assets and liabilities reported at fair value on a recurring basis in the Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$89,969	$89,969	$—	$—
Short-term marketable securities
Corporate debt securities	49,396	—	49,396	—
Foreign government obligations	2,245	—	2,245	—
U.S. Treasuries / Agencies	89,225	—	89,225	—
Long-term marketable securities
Auction rate securities	10,584	—	—	10,584
Corporate debt securities	53,001	—	53,001	—
U.S. Treasuries / Agencies	19,126	—	19,126	—
Total Assets	$313,546	$89,969	$212,993	$10,584
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(2,234)	$—	$—	$(2,234)
Other long-term liabilities
Interest rate swaps	(9,735)	—	(9,735)	—
Total Liabilities	$(11,969)	$—	$(9,735)	$(2,234)

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$141,658	$141,658	$—	$—
Short-term marketable securities
Corporate debt securities	76,568	—	76,568	—
U.S. Treasuries / Agencies	40,516	—	40,516	—
Long-term marketable securities
Auction rate securities	10,368	—	—	10,368
Corporate debt securities	29,353	—	29,353	—
Foreign government obligations	2,238	—	2,238	—
U.S. Treasuries / Agencies	86,970	—	86,970	—
Total Assets	$387,671	$141,658	$235,645	$10,368
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(1,988)	$—	$—	$(1,988)
Interest rate swaps	(648)	—	(648)	—
Other long-term liabilities
Cubiware contingent consideration	(3,285)	—	—	(3,285)
Interest rate swaps	(19,303)	—	(19,303)	—
Total Liabilities	$(25,224)	$—	$(19,951)	$(5,273)

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the years ended December 31, 2017, 2016 and 2015, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	IntegralReach Contingent Consideration	Veveo Contingent Consideration
Balance at beginning of period	$10,368	$(5,273)	$10,260	$—	$10,638	$(3,000)	$(3,000)
Assumed in TiVo Acquisition	—	—	—	(6,548)	—	—	—
Settlements	—	2,650	—	—	—	3,000	2,140
Gain included in earnings	—	389	—	1,275	—	—	860
Unrealized gains (losses) included in other comprehensive income	216	—	108	—	(378)	—	—
Balance at end of period	$10,584	$(2,234)	$10,368	$(5,273)	$10,260	$—	$—

For the year ended December 31, 2017, the Gain included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense as a $1.0 million gain related to remeasurement of the liability offset in part by $0.6 million of Interest expense related to accretion of the liability to future value. The Gain included in earnings related to the Cubiware contingent consideration liability for the year ended December 31, 2016 is included in Selling, general and administrative expense as a $1.6 million gain related to remeasurement of the Cubiware contingent consideration offset in part by $0.3 million of Interest expense related to accretion of the liability to future value. The Gain included in earnings related to remeasurement of the Veveo Contingent Consideration liability for the year ended December 31, 2015 is included in Selling, general and administrative expense.

Non-recurring Fair Value Measurements

In May 2017, TiVo Corporation vacated a portion of a leased facility as part of its ongoing TiVo Integration Restructuring Plan (as described in Note 8) resulting in a $6.7 million loss on the impairment of certain property and equipment, principally leasehold improvements. The fair value of the impaired assets was estimated using a discounted cash flow analysis that incorporated among other items, the timing and amount of expected future cash flows associated with the assets, income tax rates and economic and market conditions, as well as a risk adjusted discount rate. The fair value of the impaired assets would be classified in Level 2 of the fair value hierarchy.

Valuation Techniques

The fair value of marketable securities, other than auction rate securities, is estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets or independent pricing vendors, obtained from a third-party pricing service.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$311,766	$326,888	$297,646	$349,140
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	671,281	679,722	677,038	686,766
Total Long-term debt	$983,095	$1,006,658	$974,732	$1,035,954

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

(7) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill were as follows (in thousands):

	Intellectual Property Licensing	Product	Total
December 31, 2015	$1,184,500	$159,152	$1,343,652
TiVo Acquisition	106,620	361,710	468,330
Foreign currency translation	—	136	136
December 31, 2016	1,291,120	520,998	1,812,118
TiVo Acquisition	212	720	932
Foreign currency translation	—	177	177
December 31, 2017	$1,291,332	$521,895	$1,813,227

Goodwill resulting from the TiVo Acquisition was allocated to the Company's reportable segments based on the relative fair value of the TiVo Solutions businesses assigned to the Company's reporting units.

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. No goodwill impairment charges have been recognized as a result of an interim or annual impairment test during the years ended December 31, 2017, 2016 and 2015.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

		December 31, 2017
	Weighted-Average Remaining Useful Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	4.7 years	$1,034,458	$(676,465)	$357,993
Existing contracts and customer relationships	12.0 years	403,244	(139,289)	263,955
Content databases and other	5.2 years	57,053	(49,077)	7,976
Trademarks / Tradenames	N/A	8,300	(8,300)	—
Total finite-lived intangible assets		1,503,055	(873,131)	629,924
Indefinite-lived intangible assets
TiVo Tradename	N/A	14,000	—	14,000
Total intangible assets		$1,517,055	$(873,131)	$643,924

	December 31, 2016
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,031,280	$(586,800)	$444,480
Existing contracts and customer relationships	402,143	(64,123)	338,020
Content databases and other	59,390	(49,052)	10,338
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,501,113	(708,275)	792,838
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,515,113	$(708,275)	$806,838

Patent Acquisitions

In the year ended December 31, 2017, the Company purchased a portfolio of patents for $2.0 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

In the year ended December 31, 2016, the Company purchased a portfolio of patents for $2.5 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

Future Amortization

As of December 31, 2017, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

2018	$147,282
2019	109,960
2020	109,215
2021	66,445
2022	25,524
Thereafter	171,498
Total	$629,924

(8) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Facility-related costs	$4,465	$527	$2,337
Severance costs	4,696	10,044	(177)
Share-based payments	2,663	14,951	—
Contract termination costs	4	1,342	—
Asset impairment	7,220	452	—
Restructuring and asset impairment charges	$19,048	$27,316	$2,160

Accrued restructuring costs were as follows (in thousands):

	December 31, 2017	December 31, 2016
Facility-related costs	$693	$758
Severance costs	584	3,796
Contract termination costs	37	183
Accrued restructuring costs	$1,314	$4,737

We expect a substantial portion of the Accrued restructuring costs, including those associated with the TiVo Integration Restructuring Plan, to be paid at various dates through the first half of 2018.

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing integration plans intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As a result of these integration plans, TiVo Corporation expects to eliminate duplicative positions resulting in severance costs and the termination of certain leases and other contracts. In May 2017, TiVo Corporation vacated a portion of a leased facility resulting in a $6.7 million loss on the impairment of certain property and equipment, principally leasehold improvements. Restructuring activities related to the TiVo Integration Restructuring Plan were as follows (in thousands):

	December 31, 2017
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$224	$3,690	$(3,486)	$—	$(317)	$111
Severance costs	3,504	4,850	(7,876)	—	(30)	448
Share-based payments	—	2,663	—	(2,663)	—	—
Contract termination costs	63	4	(67)	—	—	—
Asset impairment	—	7,220	—	(7,220)	—	—
Total	$3,791	$18,427	$(11,429)	$(9,883)	$(347)	$559

	December 31, 2016
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$277	$(53)	$—	$—	$224
Severance costs	—	9,657	(6,153)	—	—	3,504
Share-based payments	—	14,951	—	(14,951)	—	—
Contract termination costs	—	63	—	—	—	63
Total	$—	$24,948	$(6,206)	$(14,951)	$—	$3,791

Legacy Rovi Restructuring Plans

In the year ended December 31, 2016, Rovi initiated certain facility rationalization activities (the "Legacy Rovi Restructuring Plans"), including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the corporate headquarters, and eliminated a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of changes in estimates related to sublease rental rates expected to be obtained for vacated facilities, Restructuring and asset impairment charges of $0.8 million and $2.4 million, respectively, were recognized in the years ended December 31, 2017 and 2016 related to the Legacy Rovi Restructuring Plans. As of December 31, 2017, Accrued restructuring costs of $0.7 million are included in the Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plans.

Legacy TiVo Solutions Restructuring Plans

In the year ended December 31, 2016, certain termination benefits were offered by TiVo Solutions in connection with the elimination of a number of positions prior to the TiVo Acquisition Date (the "Legacy TiVo Solutions Restructuring Plans")

expired. As a result of these termination benefits expiring unused, Restructuring and asset impairment charges recognized for the year ended December 31, 2017 were reduced by $0.2 million. As of December 31, 2017, the Legacy TiVo Solutions Restructuring Plans were completed and no Accrued restructuring costs are included in the Consolidated Balance Sheets related to the Legacy TiVo Solutions Restructuring Plans.

(9) Debt and Interest Rate Swaps

A summary of the Company's financing arrangements was as follows (dollars in thousands):

				December 31, 2017		December 31, 2016
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$311,766	$345,000	$297,646
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	675,500	671,281	682,500	677,038
Total Long-term debt				$1,020,548	983,095	$1,027,548	974,732
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$976,095		$967,732

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2017, the 2020 Convertible Notes are convertible at a conversion rate of 36.0271 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $27.7569 per share of TiVo Corporation common stock.

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

	December 31, 2017	December 31, 2016
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(29,499)	(42,144)
Less: Unamortized debt issuance costs	(3,735)	(5,210)
Carrying amount	$311,766	$297,646

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stated interest	$1,725	$1,725	$1,423
Amortization of debt discount	12,645	12,071	9,639
Amortization of debt issuance costs	1,475	1,334	1,020
Total interest expense	$15,845	$15,130	$12,082

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

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi paid $64.8 million to purchase call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of December 31, 2017, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 12.4 million shares of TiVo Corporation's common stock at an exercise price of $27.7569 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of December 31, 2017, 12.2 million warrants were outstanding with an exercise price of $38.5512 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2017, the 2021 Convertible Notes are convertible at a conversion rate of 22.5000 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $37.5867 per share of TiVo Corporation common stock.

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

Components of interest expense related to the 2040 Convertible Notes included in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stated interest	$—	$—	$1,114
Amortization of debt discount	—	—	1,865
Amortization of debt issue costs	—	—	242
Total interest expense	$—	$—	$3,221

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

The refinancing of Term Loan Facility B resulted in a Loss on debt extinguishment of $0.1 million and a Loss on debt modification of $0.9 million for the year ended December 31, 2017. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows was not substantially different were accounted for as a debt modification.

In June 2015 and September 2015, the Company made voluntary principal prepayments of $50.0 million and $75.0 million, respectively, on Term Loan Facility A. The September 2015 voluntary principal prepayment extinguished Term Loan Facility A. In February 2015, the Company borrowed $100.0 million against the Revolving Facility, in part, to extinguish a portion of the 2040 Convertible Notes. In March 2015, using a portion of the proceeds from the 2020 Convertible Notes issuance, all outstanding borrowings under the Revolving Facility were repaid. In September 2015, the Revolving Facility was terminated at the Company's election. The voluntary principal prepayments on Term Loan Facility A and the termination of the Revolving Facility resulted in a Loss on debt extinguishment of $2.8 million which was recognized in the Consolidated Statements of Operations for the year ended December 31, 2015 related to the unamortized debt discount and unamortized debt issuance costs.

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

Debt Maturities

As of December 31, 2017, aggregate expected future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

2018	$7,000
2019 (1)	352,000
2020	7,000
2021	654,548
Total	$1,020,548

(1)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into an interest rate swap or may terminate a previously executed interest rate swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Consolidated Balance Sheets at fair value with changes in fair value recorded as Income (loss) on interest rate swaps in the Consolidated Statements of Operations. Amounts are presented in the Consolidated Balance Sheets after considering the right of offset and the effect of master netting agreements. During the years ended December 31, 2017, 2016 and 2015, the Company recorded a gain of $1.9 million and losses of $3.9 million and $13.4 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of December 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	December 31, 2017	December 31, 2016	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
May 2012	April 2014	March 2017	$—	$215,000	(1)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a fixed interest rate which gradually increased from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ended in March 2017.

(10) Commitments and Contingencies

Product Warranties

The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91 days-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The Company also offers a warranty through its Continual Care program which extends the one-year warranty for parts only to customers who use the latest BOLT and Roamio DVRs for as long as such customers maintain an active TiVo service subscription. The Company recognizes costs associated with the Continual Care warranties at the time of the DVR sale. As of December 31, 2017 and 2016, the accrued warranty was $0.2 million and $0.5 million and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheets.

Customers who purchase a TiVo service subscription for the lifetime of the DVR are able to purchase separately priced optional two-year and three-year extended warranties. The Company defers and amortizes revenue and costs associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional three-year extended warranties. The Company recognizes the revenues associated with the sale of MSO extended warranties over the second and third year of the warranty period. As of December 31, 2017, the extended warranty deferred revenue and deferred cost were $0.6 million and $0.1 million, respectively. As of December 31, 2016, the extended warranty deferred revenue and deferred cost were $2.0 million and $0.2 million, respectively. The Company’s extended warranty deferred revenue is included in Deferred revenue and extended warranty deferred costs are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

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

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s purchase commitments based on its business needs prior to firm orders being placed. As of December 31, 2017, the Company had total purchase commitments for inventory of $5.3 million, of which $1.1 million was accrued in the Consolidated Balance Sheets.

Lease Commitments

The Company leases facilities and certain equipment pursuant to non-cancelable operating lease agreements expiring through 2027. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis.

Future minimum payments for operating leases as of December 31, 2017 were as follows (in thousands):

2018	$18,861
2019	16,003
2020	14,143
2021	13,286
2022	12,309
Thereafter	35,908
Gross future minimum lease payments	$110,510
Less: Sublease receipts	(49,349)
Net future minimum lease payments	$61,161

Rent expense was $15.4 million, $13.3 million and $12.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services. TiVo Solutions has also indemnified certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. The Company’s obligation under its indemnification agreements with customer and business partners would arise in the event a third party filed a claim against one of the parties that was covered by the Company’s indemnification. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws.

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

The Company cannot reasonably estimate the possible range of losses that may be incurred pursuant to its indemnification obligations, if any. Variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company's potential indemnity liability, the Consolidated Financial Statements could be materially adversely affected in a particular period by one or more of these indemnities.

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

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings, including intellectual property, commercial, securities and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The Company believes it has recorded adequate provisions for any such matters and, as of December 31, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Consolidated Financial Statements. Legal costs are expensed as incurred. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements.     Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

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

The number of shares used to calculate Basic EPS and Diluted EPS were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average shares used in computing basic per share amounts	120,355	93,064	84,133
Dilutive effect of equity-based compensation awards	—	1,198	—
Weighted average shares used in computing diluted per share amounts	120,355	94,262	84,133

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Restricted awards	4,567	1,741	2,861
Stock options	2,850	3,448	4,133
2020 Convertible Notes (1)	12,429	11,936	9,876
2021 Convertible Notes (1)	1	564	—
2040 Convertible Notes (1)	—	—	869
Warrants related to 2020 Convertible Notes (1)	12,232	11,936	9,876
Weighted average potential shares excluded from the calculation of Diluted EPS	32,079	29,625	27,615

(1)	See Note 9 for additional details.

The calculation of earnings per share for the year ended December 31, 2016 excludes 3.5 million shares of TiVo Corporation common stock that were potentially issuable to Dissenting Holders as the Dissenting Holders had not decided whether or not to receive the consideration they were entitled to as a result of the TiVo Acquisition. As the contingency had not been satisfied as of December 31, 2016, the potentially issuable shares of common stock were excluded from the calculation of Basic and Diluted EPS. See Note 2 for additional details.

For the years ended December 31, 2017, 2016 and 2015, 0.4 million, 0.7 million and 0.9 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $27.7569 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $15.60 per share on December 31, 2017, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $27.7569 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 9 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 9 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $38.5512 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. As of December 31, 2017, the Company had $150.0 million of share repurchase authorization remaining. During the years ended December 31, 2017 and 2016, no shares were repurchased under the share repurchase program. During the year ended December 31, 2015, the Company repurchased 9.5 million shares of its common stock pursuant to the authorized repurchase plan for $150.2 million.

The Company accounts for treasury stock using the cost method. In connection with the TiVo Acquisition, all shares repurchased by the Company prior to, and including, September 7, 2016 were retired.

The Company issues restricted awards as part of the equity incentive plans described in Note 12. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the years ended December 31, 2017, 2016 and 2015, the Company withheld 0.8 million, 0.7 million and 15.0 thousand shares of common stock to satisfy $15.1 million, $14.1 million and $0.1 million of required withholding taxes, respectively.

Dividends

For the year ended December 31, 2017, the Company declared and paid aggregate dividends of $0.72 per share, for an aggregate cash payment of $87.1 million. No dividend payments were made in the years ended December 31, 2016 and 2015.

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

(12) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted stock, restricted stock units, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of December 31, 2017, the Company had 30.0 million shares of common stock reserved and 11.5 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the closing of the TiVo Acquisition. The TiVo 2008 Plan permits the grant of restricted stock, restricted stock units, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from TiVo 2008 Plan generally have a contractual term of seven years. As of December 31, 2017, there were 3.9 million shares of common stock reserved and 1.8 million shares of common stock available for future grant under the TiVo 2008 Plan.

The Company also grants performance-based restricted stock units to certain of its senior officers for three-year performance periods. Vesting in the performance-based restricted stock units may subject to either market conditions or performance conditions as well as a service condition. Depending on the level of achievement, the maximum number of shares that could be issued on vesting generally could be up to 200% of the target number of performance-based restricted stock units granted.

For awards subject to a market vesting condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition. For awards subject to a performance vesting condition, the fair value per award is fixed at the grant date; however, the amount of compensation expense is adjusted throughout the performance period based on the probability of achievement of the performance condition, with compensation expense based on the number of shares ultimately issued. In December 2017, all outstanding awards subject to performance vesting conditions were modified and the performance vesting condition was replaced with a market vesting condition. This modification did not have a material effect on the Consolidated Statements of Operations.

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

As of December 31, 2017, the Company had 5.8 million shares of common stock reserved and 5.8 million shares available for issuance under the ESPP.

Valuation Techniques and Assumptions

The Company's restricted awards subject to service or performance conditions are not eligible for dividend protection. Prior to and including February 14, 2017, the fair value of restricted awards subject to service or performance conditions was estimated as the price of the Company's common stock at the close of trading on the date of grant. Subsequent to February 14, 2017, the fair value of restricted awards subject to service or performance conditions is estimated as the price of the Company's common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period.

A Monte Carlo simulation is used to estimate the fair value of restricted stock units subject to market conditions with expected volatility estimated using the historical volatility of the Company's common stock.

The Company uses the Black-Scholes-Merton option-pricing formula to estimate the fair value of stock options and ESPP shares. The Black-Scholes-Merton option-pricing formula uses complex and subjective inputs, such as the expected volatility of the Company's common stock over the expected term of the award and projected employee exercise behavior. Expected volatility for stock options and ESPP shares is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. The expected term of stock options and ESPP shares is estimated by calculating the average term from historical experience. The risk-free interest rate is the yield on U.S. Treasury zero-coupon bonds with remaining terms similar to the expected term of the stock options and ESPP shares at the grant date. For stock options and ESPP shares granted prior to and including February 14, 2017, the Company assumed an expected dividend yield of zero as it had not historically paid a dividend. For stock options and ESPP shares granted subsequent to February 14, 2017, the Company assumes a constant dividend yield commensurate with the dividend yield on the grant date.

Weighted-average assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Year Ended December 31,
	2017	2016	2015
Restricted stock units subject to market conditions:
Expected volatility	50.1%	53.5%	45.1%
Expected term	3.0 years	4.1 years	4.0 years
Risk-free interest rate	1.9%	1.1%	1.3%
Expected dividend yield	4.0%	0.0%	0.0%
ESPP shares:
Expected volatility	42.0%	55.6%	53.0%
Expected term	1.3 years	1.3 years	1.3 years
Risk-free interest rate	1.1%	0.6%	0.4%
Expected dividend yield	2.4%	0.0%	0.0%
Stock options:
Expected volatility	N/A	55.9%	41.0%
Expected term	N/A	3.0 years	3.0 years
Risk-free interest rate	N/A	1.0%	1.0%
Expected dividend yield	N/A	0.0%	0.0%

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

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Year Ended December 31,
	2017	2016	2015
Restricted awards	$15.18	$22.07	$21.05
ESPP shares	$5.70	$7.30	$5.33
Stock options	N/A	$9.53	$9.03

Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$52,561	$47,670	$42,647
Pre-tax equity-based compensation, included in restructuring expense	$2,663	$14,951	$—

Included in Pre-tax equity-based compensation, excluding amounts included in restructuring expense is $3.5 million of expense for the year ended December 31, 2016 related to the incremental fair value resulting from the replacement of TiVo Solutions equity-based awards with corresponding TiVo Corporation equity-based awards.

As of December 31, 2017, there was $73.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.4 years.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the year ended December 31, 2017 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,162	$21.80
Granted	3,949	$15.18
Vested	(2,581)	$21.12
Forfeited	(631)	$19.70
Outstanding as of end of period	5,899	$17.78

As of December 31, 2017, 5.3 million restricted stock units were unvested, which includes 1.2 million performance-based restricted stock units. As of December 31, 2017, 0.6 million shares of restricted stock were unvested. The aggregate fair value of restricted awards vested during the years ended December 31, 2017, 2016 and 2015 was $48.6 million, $46.7 million and $25.1 million, respectively.

Activity related to the Company's stock options for the year ended December 31, 2017 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding as of beginning of period	3,938	$28.21
Exercised	(470)	$14.58
Forfeited and expired	(1,100)	$36.32
Outstanding as of end of period	2,368	$27.16	2.5 years	$46
Vested and expected to vest as of December 31, 2017	2,347	$27.19	2.4 years	$46
Exercisable as of December 31, 2017	2,084	$27.61	2.2 years	$45

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

The aggregate intrinsic value of stock options exercised is the difference between the market price of the Company's common stock at the time of exercise and the exercise price of the stock option multiplied by the number of stock options exercised. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $2.1 million and $0.4 million, respectively.

(13) Income Taxes

Deferred Tax Assets and Liabilities

 Significant deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Federal net operating losses	$187,003	$331,365
Tax credit carryforwards	151,707	151,687
State net operating losses and credits	102,077	77,113
Accrued liabilities	22,771	37,163
Deferred revenue	22,699	26,256
Equity-based compensation	6,185	20,892
Capital and other losses	14,300	25,276
Other	10,541	15,876
Gross deferred tax assets	517,283	685,628
Valuation allowance	(390,161)	(428,778)
Net deferred tax assets	127,122	256,850
Deferred tax liabilities:
Intangible assets	(175,731)	(332,892)
Gross deferred tax liabilities	(175,731)	(332,892)
Net deferred tax liabilities	$(48,609)	$(76,042)

Deferred tax assets and liabilities are presented in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2017	December 31, 2016
Other long-term assets	$1,747	$1,412
Deferred tax liabilities, net	(50,356)	(77,454)
Net deferred tax liabilities	$(48,609)	$(76,042)

As of December 31, 2017, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carryforward Amount	Years of Expiration
Federal	$1,036,183	2019 - 2035
State	$1,184,488	2019 - 2035

Utilization of federal and state net operating losses and credit carryforwards may be subject to limitations to due future ownership changes.

As of December 31, 2017, the Company had the following credits available to reduce future income tax expense as follows (in thousands):

	Carryforward Amount	Years of Expiration
Federal research and development credits	$61,321	2018 - 2036
State research and development credits	$61,735	Indefinite
Foreign tax credits	$105,100	2018 - 2024

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

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$(428,778)	$(449,694)	$(409,559)
Additions	(66,578)	(12,971)	(57,902)
Assumed in acquisition	—	(52,243)	—
Deductions resulting from business combination	195	86,130	—
Deductions resulting from Tax Act of 2017	105,000	—	—
Other deductions, net	—	—	17,767
Balance at end of period	$(390,161)	$(428,778)	$(449,694)

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

Increases in the deferred tax valuation allowance for the year ended December 31, 2015 primarily related to decreases in liabilities for unrecognized tax benefits which were previously applied against U.S. federal and state deferred tax assets.

Unrecognized Tax Benefits

Unrecognized tax benefits and changes in unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$83,055	$60,346	$134,962
Increases:
Assumed in acquisition	365	21,441	—
Tax positions related to the current year	6,263	1,032	963
Tax positions related to prior years	2,091	3,651	1,385
Decreases:
Tax positions related to prior years	(2,232)	(1,047)	(2,874)
Tax Act of 2017	(15,282)	—	—
Audit settlements	—	(161)	(69,816)
Statute of limitations lapses	(1,242)	(2,072)	(3,690)
Foreign currency	62	(135)	(584)
Balance at end of period	$73,080	$83,055	$60,346

The amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, was $3.9 million and $4.9 million as of December 31, 2017 and 2016, respectively.

The Company recorded a benefit of $0.1 million, $0.2 million and $1.0 million for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015, respectively. Accrued interest and penalties related to unrecognized tax benefits were $0.7 million and $0.8 million at December 31, 2017 and 2016.

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

Income tax (benefit) expense

The components of (Loss) income from continuing operations before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(55,846)	$(32,843)	$(2,456)
Rest of the world	7,611	8,407	11,919
(Loss) income from continuing operations before income taxes	$(48,235)	$(24,436)	$9,463

Income tax (benefit) expense consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	906	3,380	(1,998)
Foreign	16,329	20,952	11,132
Total current income tax expense	17,235	24,332	9,134
Deferred:
Federal	(24,579)	(83,059)	2,081
State	(1,947)	(2,875)	2,127
Foreign	(988)	(83)	413
Total deferred income tax benefit (expense)	(27,514)	(86,017)	4,621
Income tax (benefit) expense	$(10,279)	$(61,685)	$13,755

For the years ended December 31, 2017, 2016 and 2015, the Company utilized U.S. federal net operating loss carryforwards of $235.8 million, $65.1 million and $99.5 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company utilized state net operating loss carryforwards of $35.2 million, $13.5 million and $20.1 million, respectively.

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to (Loss) income from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal income tax	$(16,882)	$(8,553)	$3,312
State income tax, net of federal benefit	(397)	434	4,029
Foreign income tax rate differential	(748)	(1,713)	(2,992)
Foreign withholding tax	13,849	20,571	9,724
Repatriation of foreign income, deemed and actual	1,526	4,573	477
Change in unrecognized tax benefits	(704)	(1,203)	(4,515)
Change in valuation allowance	12,511	(81,614)	5,463
Equity-based compensation	(976)	2,696	1,972
Tax settlements	—	166	(3,437)
Transaction-related costs	5,724	2,753	—
Entity rationalization	2,369	—	—
Tax Act of 2017	(26,551)	—	—
Other, net	—	205	(278)
Income tax (benefit) expense	$(10,279)	$(61,685)	$13,755

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax (benefit) expense. Luxembourg is the main contributor to the Company’s foreign income tax rate differential. For the years ended December 31, 2017, 2016 and 2015, Luxembourg had gains. An audit settlement with the California tax authorities related to the Company's 2008 state tax return during the year ended December 31, 2015 resulted in an income tax benefit of $4.0 million.

Tax Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act of 2017”) was signed into law. The Tax Act of 2017 enacted comprehensive tax reform that made broad and complex changes to the U.S. federal income tax code which affect 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the “Transition Tax”). The Tax Act of 2017 also establishes new tax laws which affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income (“GILTI”), a limitation of the deductibility of interest expense, a limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks.
The Company has not completed its accounting for the income tax effects of the Tax Act of 2017. On December 22, 2017, the SEC Staff issued guidance to address the application of U.S. GAAP in situations when a registrant does not have the necessary information to complete the accounting for certain income tax effects of the Tax Act of 2017. Where the Company has been able to make reasonable estimates of the effect for which its analysis is not yet complete, the Company has recorded provisional amounts. Where the Company has not been able to make reasonable estimates of the effect the Tax Act of 2017, no amounts have been recognized and the Company has continued accounting for those items based on the tax laws in effect immediately prior to the enactment of the Tax Act of 2017.
The Company was able to make reasonable estimates of certain effects and, therefore, has recorded provisional amounts as follows:

•
Revaluation of deferred tax assets and liabilities: The Tax Act of 2017 reduces the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act of 2017 makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company has evaluated these changes and recognized a provisional decrease to its net deferred tax assets of $105.0 million with a corresponding decrease to the deferred tax asset valuation allowance. The Company also recognized a provisional decrease to its deferred tax liabilities associated with indefinite-lived intangible assets of $26.6 million with a corresponding tax benefit. The Company is still completing its calculation of the impact of these changes on its deferred tax balances.

•
Transition Tax on unrepatriated foreign earnings: The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. Based on the amount of post-1986 E&P of the Company's foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, the Company estimates its Transition Tax to be $33.8 million, which is fully offset by net operating losses resulting in no estimated net Transition Tax expense. To complete its estimate of the Transition Tax, the Company must complete its calculation of E&P, complete its calculation of the effects on U.S. states whose laws conform with the Internal Revenue Code, determine whether to offset the Transition Tax with foreign tax credits, and make a final determination of historical non-U.S. income taxes paid and/or accrued.

•
Limits on executive compensation: The Tax Act of 2017 imposes new limits on the deductibility of executive stock-based compensation. To determine the effect of the new limits, the Company must determine whether compensation resulting from agreements executed before the effective date of the Tax Act of 2017 are grandfathered by the Tax Act of 2017. The Company estimates the effect of the new limits was not material; however, the Company has not completed its analysis of state conformity with respect to these provisions of the Tax Act of 2017, including any effect on the apportionment of taxable income among the states in which it conducts business.

•
Valuation allowance: The Company must assess whether its deferred tax asset valuation allowance is affected by various aspects of the Tax Act of 2017 (e.g., deemed repatriation of deferred foreign income, future GILTI inclusions, new categories of foreign tax credits). As the Company has recorded provisional amounts related to certain portions of the Tax Act of 2017, any corresponding change in the deferred tax asset valuation allowance is also provisional. However, the Company was able to determine that the Tax Act of 2017 does not change its assertion that its U.S. federal deferred tax assets are not more likely than not to be realized, thus the Company has maintained its deferred tax asset valuation allowance for U.S. federal deferred tax assets.

No provisional amounts were recorded for the following elements of the Tax Act of 2017 as the Company was not able to make reasonable estimates of their effects:

•
Global intangible low taxed income (“GILTI”): The Tax Act of 2017 creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the GILTI rules, the Company continues to evaluate its accounting implications. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI rules and has not made an accounting policy election with respect to the treatment of the GILTI tax.

•
Indefinite reinvestment assertion: Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal income tax, U.S. GAAP requires companies to account for the tax consequences of outside basis differences and other tax impacts of investments in non-U.S. subsidiaries. The Company accrued a liability for U.S. federal and certain state income taxes on its non-U.S. subsidiaries’ previously undistributed foreign earnings. While the Company has accrued the Transition Tax on the deemed repatriated earnings that were previously asserted to be indefinitely reinvested, additional outside basis differences likely exist, which could result in additional state income tax, foreign income tax and foreign withholding taxes if the amount equal to the outside basis difference were repatriated. Therefore, the Company was unable to determine a reasonable estimate of the remaining tax liability, if any, under the Tax Act of 2017 for its remaining outside basis differences or evaluate how the Tax Act of 2017 affects the Company’s existing accounting position to indefinitely reinvest unremitted foreign earnings.

The provisional amounts are estimated based on information available as of December 31, 2017. The items described above, including the provisional items, are subject to change as additional information becomes available, but no later than one year from enactment of the Tax Act of 2017.

(14) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: Product and Intellectual Property Licensing. The Product segment consists primarily of licensing Company-developed UX products and services to multi-channel video service providers and CE manufacturers, in-guide advertising revenue, data analytics revenue and revenue from licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. The Product segment also includes sales of legacy Analog Content Protection, VCR Plus+ and media recognition products. The Intellectual Property Licensing segment consists primarily of licensing the Company's patent portfolio to U.S. and international pay-television providers (directly and through their suppliers), mobile device manufacturers, CE manufacturers and OTT video providers.

During the fourth quarter of 2017, the Company reorganized the presentation of revenue within its Intellectual Property Licensing segment to US Pay TV Providers, Consumer Electronics Manufacturers and New Media, International Pay TV Providers and Other to better portray its growth strategy. Revenue from US Pay TV Providers includes direct and indirect licensing of traditional US Pay TV Providers regardless of the particular distribution technology (e.g., cable, satellite or the internet). Consumer Electronics Manufacturers revenue includes the licensing of our patents to traditional CE manufacturers. New Media, International Pay TV Providers and Other revenue includes licensing international pay TV providers, virtual service providers, mobile device manufacturers and content and new media companies. Revenue within the Intellectual Property Licensing segment for prior periods has been reclassified to conform to the current presentation.

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

Segment results were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Product
Platform Solutions	$334,004	$205,395	$137,814
Software and Services	84,964	83,811	84,956
Other	4,548	12,470	21,679
Revenues, net	423,516	301,676	244,449
Adjusted Operating Expenses (1)	377,107	251,529	195,364
Adjusted EBITDA (2)	46,409	50,147	49,085
Intellectual Property Licensing
US Pay TV Providers	278,973	222,346	174,397
Consumer Electronics Manufacturers	51,219	46,145	51,871
New Media, International Pay TV Providers and Other	72,748	78,926	55,554
Revenues, net	402,940	347,417	281,822
Adjusted Operating Expenses (1)	97,059	79,820	60,926
Adjusted EBITDA (2)	305,881	267,597	220,896
Corporate
Adjusted Operating Expenses (1)	62,148	56,673	54,681
Adjusted EBITDA (2)	(62,148)	(56,673)	(54,681)
Consolidated
Total Revenues, net	826,456	649,093	526,271
Adjusted Operating Expenses (1)	536,314	388,022	310,971
Adjusted EBITDA (2)	290,142	261,071	215,300
Depreciation	22,144	18,698	17,410
Amortization of intangible assets	166,657	104,989	76,982
Restructuring and asset impairment charges	19,048	27,316	2,160
Equity-based compensation	52,561	47,670	42,647
Transaction, transition and integration costs	20,364	39,950	—
Earnout amortization and settlement	3,833	2,467	—
CEO transition cash costs	4,305	—	—
Remeasurement of contingent consideration	(1,023)	(1,614)	(860)
Gain on settlement of acquired receivable	(2,537)	—	—
Change in franchise tax reserve	—	154	859
Contested proxy election costs	—	—	4,346
Operating income	4,790	21,441	71,756
Interest expense	(42,756)	(43,681)	(46,826)
Interest income and other, net	2,915	1,688	716
Income (loss) on interest rate swaps	1,859	(3,884)	(13,368)
TiVo Acquisition litigation	(14,006)	—	—
Loss on debt extinguishment	(108)	—	(2,815)
Loss on debt modification	(929)	—	—
(Loss) income from continuing operations before income taxes	$(48,235)	$(24,436)	$9,463

(1)
Adjusted Operating Expenses is defined as operating expenses excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Equity-based compensation, Transaction, transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, earn-out settlements, CEO transition cash costs, Remeasurement of contingent consideration, Gain on settlement of acquired receivable, Change in franchise tax reserve and Contested proxy election costs.

(2)
Adjusted EBITDA is defined as operating income excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Equity-based compensation, Transaction, transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, earn-out settlements, CEO transition cash costs, Remeasurement of contingent consideration, Gain on settlement of acquired receivable, Change in franchise tax reserve and Contested proxy election costs.

(15) Geographic Information

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$616,883	$469,325	$345,260
Rest of the world	209,573	179,768	181,011
Total Revenues, net	$826,456	$649,093	$526,271

Revenue by geography is predominately based on the end user's location. Other than the U.S., no country accounted for more than 10% of revenue for the years ended December 31, 2017, 2016 and 2015.

Property and equipment, net by geographic area was as follows (in thousands):

	December 31, 2017	December 31, 2016
United States	$46,756	$45,908
Rest of the world	8,488	2,464
Property and equipment, net	$55,244	$48,372

As of December 31, 2017, India accounted for 13.0% of Property and equipment, net. Other than the U.S., no country accounted for more than 10% of Property and equipment, net as of December 31, 2016.

(16) Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2017
Total Revenues, net	$205,764	$208,558	$197,898	$214,236
Restructuring and asset impairment charges	4,539	9,374	3,710	1,425
Operating (loss) income from continuing operations	(5,345)	8,743	(1,552)	2,944
Net (loss) income	(34,661)	(4,771)	(16,963)	18,439

Basic (loss) earnings per share	$(0.29)	$(0.04)	$(0.14)	$0.15
Weighted average shares used in computing basic per share amounts	118,813	120,209	120,935	121,427

Diluted (loss) earnings per share	$(0.29)	$(0.04)	$(0.14)	$0.15
Weighted average shares used in computing diluted per share amounts	118,813	120,209	120,935	122,362

Dividends declared per share	$0.18	$0.18	$0.18	$0.18

2016
Total Revenues, net	$118,384	$125,245	$153,121	$252,343
Restructuring and asset impairment charges	2,333	—	22,311	2,672
Operating income (loss) from continuing operations	11,397	10,178	(20,035)	19,901
(Loss) income from continuing operations, net of tax	(17,652)	(9,408)	54,439	9,870
Loss from discontinued operations, net of tax	—	—	(4,517)	(71)
Net (loss) income	(17,652)	(9,408)	49,922	9,799

Basic (loss) earnings per share:
Continuing operations	$(0.22)	$(0.11)	$0.60	$0.08
Discontinued operations	—	—	(0.05)	—
Basic (loss) earnings per share	$(0.22)	$(0.11)	$0.55	$0.08
Weighted average shares used in computing basic per share amounts	81,375	82,110	91,131	117,394

Diluted (loss) earnings per share:
Continuing operations	$(0.22)	$(0.11)	$0.59	$0.08
Discontinued operations	—	—	(0.05)	—
Diluted (loss) earnings per share	$(0.22)	$(0.11)	$0.54	$0.08
Weighted average shares used in computing diluted per share amounts	81,375	82,110	92,144	119,298