Form 10-Q
period 2018-06-30
TiVo Corp
filed 2018-08-08
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(in thousands)	Outstanding as of
Class	July 31, 2018
Common Stock	123,776

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$132,190	$128,965
Short-term marketable securities	165,118	140,866
Accounts receivable, net	190,167	180,768
Inventory	10,234	11,581
Prepaid expenses and other current assets	39,251	40,719
Total current assets	536,960	502,899
Long-term marketable securities	57,981	82,711
Property and equipment, net	53,672	55,244
Intangible assets, net	561,092	643,924
Goodwill	1,813,314	1,813,227
Other long-term assets	57,646	65,673
Total assets	$3,080,665	$3,163,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$99,780	$135,852
Unearned revenue	45,050	55,393
Current portion of long-term debt	7,000	7,000
Total current liabilities	151,830	198,245
Taxes payable, less current portion	3,936	3,947
Unearned revenue, less current portion	53,966	58,283
Long-term debt, less current portion	980,516	976,095
Deferred tax liabilities, net	51,328	50,356
Other long-term liabilities	14,555	23,736
Total liabilities	1,256,131	1,310,662
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 124,528 shares issued and 122,971 shares outstanding as of June 30, 2018; and 123,385 shares issued and 122,116 shares outstanding as of December 31, 2017	125	123
Treasury stock, 1,557 shares and 1,269 shares as of June 30, 2018 and December 31, 2017, respectively, at cost	(28,925)	(24,740)
Additional paid-in capital	3,257,093	3,273,022
Accumulated other comprehensive loss	(4,233)	(2,738)
Accumulated deficit	(1,399,526)	(1,392,651)
Total stockholders’ equity	1,824,534	1,853,016
Total liabilities and stockholders’ equity	$3,080,665	$3,163,678

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net:
Licensing, services and software	$169,554	$198,964	$355,712	$389,514
Hardware	3,306	9,594	6,985	24,808
Total Revenues, net	172,860	208,558	362,697	414,322
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	42,583	39,281	85,798	81,587
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,989	11,767	10,040	25,988
Research and development	43,411	46,592	91,841	95,514
Selling, general and administrative	42,957	45,741	94,039	99,690
Depreciation	5,773	5,382	10,914	10,854
Amortization of intangible assets	40,809	41,678	82,221	83,378
Restructuring and asset impairment charges	1,101	9,374	5,647	13,913
Total costs and expenses	181,623	199,815	380,500	410,924
Operating (loss) income	(8,763)	8,743	(17,803)	3,398
Interest expense	(12,171)	(10,573)	(23,805)	(20,837)
Interest income and other, net	544	2,823	2,110	2,760
Gain (loss) on interest rate swaps	1,841	(1,856)	6,152	(1,335)
TiVo Acquisition litigation	—	—	—	(12,906)
Loss on debt extinguishment	—	—	—	(108)
Loss on debt modification	—	—	—	(929)
Loss from continuing operations before income taxes	(18,549)	(863)	(33,346)	(29,957)
Income tax expense	4,319	3,908	8,536	9,475
Loss from continuing operations, net of tax	(22,868)	(4,771)	(41,882)	(39,432)
Income from discontinued operations, net of tax	2,298	—	3,595	—
Net loss	$(20,570)	$(4,771)	$(38,287)	$(39,432)

Basic loss per share:
Continuing operations	$(0.19)	$(0.04)	$(0.34)	$(0.33)
Discontinued operations	0.02	—	0.03	—
Basic loss per share	$(0.17)	$(0.04)	$(0.31)	$(0.33)
Weighted average shares used in computing basic per share amounts	122,713	120,209	122,399	119,515

Diluted loss per share:
Continuing operations	$(0.19)	$(0.04)	$(0.34)	$(0.33)
Discontinued operations	0.02	—	0.03	—
Diluted loss per share	$(0.17)	$(0.04)	$(0.31)	$(0.33)
Weighted average shares used in computing diluted per share amounts	122,713	120,209	122,399	119,515

Dividends declared per share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(20,570)	$(4,771)	$(38,287)	$(39,432)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(2,712)	1,272	(1,603)	3,127
Unrealized gains (losses) on marketable securities
Change in unrealized gains (losses) on marketable securities	225	47	(108)	269
Less: Reclassification adjustment on sale	—	—	216	—
Other comprehensive (loss) income, net of tax	(2,487)	1,319	(1,495)	3,396
Comprehensive loss	$(23,057)	$(3,452)	$(39,782)	$(36,036)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(38,287)	$(39,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of tax	(3,595)	—
Depreciation	10,914	10,854
Amortization of intangible assets	82,221	83,378
Amortization of convertible note discount and note issuance costs	7,674	7,299
Restructuring and asset impairment charges	5,647	13,913
Equity-based compensation	18,755	25,774
Change in fair value of interest rate swaps	(8,505)	(3,200)
TiVo Acquisition litigation	—	12,906
Loss on debt extinguishment	—	108
Loss on debt modification	—	929
Deferred income taxes	(298)	1,592
Other operating, net	2,248	(3,672)
Changes in operating assets and liabilities:
Accounts receivable	14,335	(36,193)
Inventory	1,347	2,267
Prepaid expenses and other current assets and other long-term assets	2,942	(23,063)
Accounts payable and accrued expenses and other long-term liabilities	(28,976)	(29,502)
Taxes payable	(1,178)	2,129
Unearned revenue	(3,452)	(1,027)
Net cash provided by operating activities of continuing operations	61,792	25,060
Net cash provided by operating activities of discontinued operations	—	—
Net cash provided by operating activities	61,792	25,060
Cash flows from investing activities:
Payments for purchase of short- and long-term marketable securities	(89,012)	(99,688)
Proceeds from sales or maturities of short- and long-term marketable securities	89,583	122,180
Return of cash paid for TiVo Acquisition	—	25,143
Payment to Dissenting Holders in TiVo Acquisition	—	(117,030)
Payments for purchase of property and equipment	(14,165)	(13,119)
Payments for purchase of patents	—	(2,000)
Other investing, net	15	(48)
Net cash used in investing activities	(13,579)	(84,562)
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	681,552
Principal payments on long-term debt	(3,500)	(686,000)
Payments for dividends	(44,348)	(43,349)
Payments for withholding taxes related to net settlement of restricted awards	(4,185)	(11,280)
Proceeds from employee stock purchase plan and exercise of employee stock options	7,575	14,366
Net cash used in financing activities	(44,458)	(44,711)
Effect of exchange rate changes on cash and cash equivalents	(530)	1,481
Net increase (decrease) in cash and cash equivalents	3,225	(102,732)
Cash and cash equivalents at beginning of period	128,965	192,627
Cash and cash equivalents at end of period	$132,190	$89,895

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

The Company is a global leader in media and entertainment products that power consumer entertainment experiences and enable its customers to deepen and further monetize their audience relationships. The Company provides a broad set of intellectual property, cloud-based services and set-top box solutions that enable people to find and enjoy online video, television, movies and music entertainment, including content discovery through device-embedded and cloud-based user experience ("UX"), including interactive program guides (“IPGs”), digital video recorders ("DVRs"), natural language voice and text search, cloud-based recommendations services and the Company's extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content). The Company's integrated platform includes software and cloud-based services that provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand ("VOD") and over-the-top ("OTT") content into one intuitive user interface with simple universal search, discovery, viewing and recording, to create a unified viewing experience. The Company distributes its products through service provider relationships, integrated into third-party devices and directly to retail consumers. The Company also offers data analytics solutions, including advertising and programming promotion optimizers, which enable advanced audience targeting in linear television advertising. Solutions are sold globally to cable, satellite, consumer electronics ("CE"), entertainment, media and online distribution companies, and, in the United States, the Company sells a suite of DVR and whole home media products and services directly to retail consumers.

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

Concentrations of Risk

The TiVo service is enabled using a DVR manufactured by a third-party contract manufacturer. The Company also relies on third parties with whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with the Company or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

In instances where a supply agreement does not exist, and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all. The Company does not have a long-term written supply agreement with Broadcom Corporation, the sole supplier of the system controller for its DVR.

Accounts Receivable

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to cash collection. A receivable related to revenue recognized for multi-year licenses is recognized when the Company has an unconditional right to invoice and receive payment in the future related to those licenses.

Payment terms and conditions vary by contract type, location of customer and the products or services offered, although terms generally require payment from a customer within 30 to 60 days. When the timing of revenue recognition differs from the timing of cash collection, an evaluation is performed to determine whether the contract includes a significant financing component. As the primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, significant financing components are generally not identified in the Company’s contracts with customers.

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

Contract Assets

Contract assets primarily consist of revenue recognized in excess of the amount billed to the customer, limited to net realizable value and deferred engineering costs for significant software customization or modification and set-up services to the extent deemed recoverable. These contract assets are reclassified to Accounts receivable, net when the right to payment become unconditional.

Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission. The incremental costs of obtaining a contract with a customer are recognized as an asset when the expected period of benefit is one year or more. The incremental costs of obtaining a contract with a customer are amortized on a straight-line basis over a period of time commensurate with the period of benefit, generally three to five years, which considers the transfer of goods or services to which the assets relate, technological developments during the period of benefit, customer history and other factors. The period of benefit is generally the estimated life of the customer relationship if renewals are expected, and may exceed the contract term. Amortization of the capitalized incremental costs of obtaining a contract with a customer is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Contract assets are classified as current or noncurrent in the Condensed Consolidated Balance Sheets based on when the asset is expected to be realized. Contract assets are subject to periodic impairment reviews.

Contract Liabilities, including Unearned Revenue

Contract liabilities are mainly comprised of unearned revenue related to consumer lifetime subscriptions to the TiVo service and multi-period licensing or cloud-based services and other offerings for which the Company is paid in advance of when control of the good or service is transferred to the customer. Unearned revenue also includes amounts related to professional services to be performed in the future. Unearned revenue arises when cash payments are received or due, including amounts which are refundable, in advance of performance. Contract liabilities exclude amounts expected to be refunded. Payment terms and conditions vary by contract type, location of customer and the products or services offered. For certain products or services and customer types, payment before the products or services are delivered to the customer is required.

Revenue Recognition

General

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, which may include various combinations of goods and services which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of taxes collected from customers which are subsequently remitted to governmental authorities.

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

Contract Modifications

Contracts may be modified due to changes in contract specifications or customer requirements. Contract modifications occur when the change in terms either creates new enforceable rights and obligations or changes existing enforceable rights and obligations. The effect of a contract modification for goods and services that are not distinct in the context of the contract on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Contract modifications that result in goods or services that are distinct from the previously existing contract are accounted for prospectively.

Variable Consideration

When a contract with a customer includes a variable transaction price, an estimate of the consideration to which the Company expects to be entitled to for transferring the promised goods or services is made at contract inception. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. Under either approach to estimating variable consideration, the estimate considers all information (historical, current and forecast) that is reasonably available at contract inception. The amount of variable consideration is estimated at contract inception and updated as additional information becomes available. The estimate of variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Subsequent changes in the transaction price resulting from changes in the estimate of variable consideration are allocated to the performance obligations in the contract on the same basis as at contract inception.

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

Due to the nature of the work required to be performed on some performance obligations, significant judgment may be required to determine the transaction price. It is common for the Company's license agreements to contain provisions that can either increase or decrease the transaction price. These variable amounts are generally estimated based on usage or the achievement of performance metrics. In addition to estimating variable consideration, significant judgment is necessary to identify forms of variable consideration, determine whether the variable consideration relates to a sales-based or usage-based royalty of intellectual property and the determination of whether and when to include estimates of variable consideration in the transaction price.

Some hardware products are sold with a right of return and in other circumstances, other credits or incentives may be provided such as consideration (sales incentives) given to customers or resellers, which are accounted for as variable consideration and recognized as a reduction to the revenue recognized. Estimates of returns, credits and incentives are made at contract inception and updated each reporting period.

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

At times, the Company enters into license agreements in which a licensee is released from past patent infringement claims and is granted a license to ship an unlimited number of units over a future period for a fixed fee. In these arrangements, the Company allocates the transaction price between the release for past patent infringement claims and the future license. In determining the stand-alone selling price of the release for past patent infringement claims and the future license, the Company considers such factors as the number of units shipped in the past and in what geographies these units were shipped, the number of units expected to be shipped in the future and in what geographies these units are expected to be shipped, as well as the licensing rate the Company generally receives for units shipped in the same geographies. As the release from past patent infringement claims is generally satisfied at execution of the agreement, the transaction price allocated to the release from past patent infringement claims is generally recognized in the period the agreement is executed and the amount of transaction price allocated to the future license is recognized ratably over the future license term.

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

Passport Revenues

               The Company licenses its Passport IPG software to pay TV providers in North and South America. The Company generally receives per-subscriber per-month fees for licenses to its Passport IPG software and support. Due to the usage-based royalty provisions of the revenue recognition guidance, revenue is generally recognized in the month the customer uses the software.

Advertising

The Company generates advertising revenue through its IPGs. Advertising revenue is recognized when the related advertisement is provided. Advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

TiVo-enabled DVRs and TiVo Service

The Company sells TiVo-enabled DVRs and the related service directly to customers through sales programs via the TiVo.com website and licenses the sale of TiVo-enabled DVRs through a limited number of retailers. For sales through the TiVo.com website, the customer receives a DVR and commits to either a minimum subscription period of one year or for the lifetime of the DVR. After the initial subscription period, customers have various pricing options when they renew their subscription. Customers have the right to return the DVR within 30 days of purchase. Customers have the right to cancel their subscription to the TiVo service within 30 days of subscription activation for a full refund. For licensed sales of TiVo-enabled DVRs through retailers, the customer commits to either a minimum subscription period of one year or for the lifetime of the DVR.

The stand-alone selling price for the TiVo service is established based on stand-alone sales of the service and varies by the length of the service period. The stand-alone selling price of the DVR is determined based on the price for which the Company would sell the DVR without any service commitment from the customer.

The transaction price allocated to the DVR is recognized as revenue on delivery and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenues from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including, but not limited to, customer retention rates, the timing of new product introductions and historical experience. As of June 30, 2018, the Company recognizes revenue for lifetime subscriptions over a 66-month period. The Company periodically reassesses the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from the Company's estimate, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

Shipping and handling costs associated with outbound freight after control of a DVR has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of hardware revenues, excluding depreciation and amortization of intangible assets as incurred.

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

In March 2016, the FASB provided guidance for the derecognition of prepaid stored-value product liabilities, such as gift cards. Pursuant to this guidance, among other criteria, prepaid stored-value product liabilities are eligible to be derecognized when the likelihood of redemption becomes remote. The guidance was effective for the Company on January 1, 2018 and was applied using a modified retrospective approach. On adoption, the Company recorded a cumulative effect adjustment, net of tax effects, of $2.2 million that reduced Accumulated deficit for prepaid stored-value product liabilities where the likelihood of redemption was deemed to be remote at the adoption date.

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The core principle of the amended revenue recognition guidance is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments also require enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In addition, the FASB amended its guidance related to the capitalization and amortization of the incremental costs of obtaining a contract with a customer. The Company adopted the amended revenue and cost recognition guidance on January 1, 2018 using the modified retrospective transition approach. On adoption, the Company recorded a cumulative effect adjustment, net of tax effects, that reduced Accumulated deficit by $27.9 million for the effects of the amended revenue recognition guidance and reduced Accumulated deficit by $1.3 million for the effects of capitalizing incremental costs to obtain contracts with customers. The significant differences giving rise to the cumulative effect adjustments are described in Note 5. Results for periods beginning after December 31, 2017 are presented under the amended revenue and cost recognition guidance, while prior period amounts were not restated and continue to be reported in accordance with the Company's previous revenue and cost recognition policies.

Standards Pending Adoption

In March 2017, the FASB shortened the amortization period for certain investments in callable debt securities held at a premium to the earliest call date. Application of the shortened amortization period is effective for the Company on January 1, 2019 on a modified retrospective basis, with early application permitted. The Company does not expect application of the shortened amortization period to have a material effect on its Condensed Consolidated Financial Statements.

In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectibility. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance also amends the other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments for credit-related losses through an allowance and eliminating the length of time a security has been in an unrealized loss position as a consideration in the determination of whether a credit loss exists. The updated guidance is effective for the Company in the first quarter of 2020 and is effective using a modified retrospective approach for the provisions related to application of the current expected credit loss model to financial instruments and a prospective approach for the provisions related to credit losses on available-for-sale debt securities. Early application is permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. The difference between the right-of-use asset and lease liabilities, net of any previously recognized lease-related assets and liabilities and any resulting deferred tax impact, is recognized as an adjustment to retained earnings on the date of initial application. The new lease accounting standard is effective for the Company on January 1, 2019 using a modified retrospective approach, with early application permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements and expects to elect to apply the package of practical expedients permitted under the transition guidance within the new lease accounting standard, which among other things, permits the historical lease classification to carryforward. Adoption of the new lease accounting standard is expected to result in the recognition of the present value of the Company's existing minimum lease payments as lease liabilities and a corresponding right-of-use asset, which may be material to the Condensed Consolidated Balance Sheets. The new lease accounting standard is not expected to materially affect the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss or the Condensed Consolidated Statements of Cash Flows.

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

(3) Discontinued Operations

In the three and six months ended June 30, 2018, the Company recognized Income from discontinued operations, net of tax of $2.3 million and $3.6 million, respectively, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals.

(4) Financial Statement Details

Inventory (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,020	$1,846
Finished goods	9,214	9,735
Inventory	$10,234	$11,581

Property and equipment, net (in thousands):

	June 30, 2018	December 31, 2017
Computer software and equipment	$157,149	$150,098
Leasehold improvements	44,794	44,981
Furniture and fixtures	9,986	9,137
Property and equipment, gross	211,929	204,216
Less: Accumulated depreciation and amortization	(158,257)	(148,972)
Property and equipment, net	$53,672	$55,244

Accounts payable and accrued expenses (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable	$6,597	$10,517
Accrued compensation and benefits	30,126	47,886
Other accrued liabilities	63,057	77,449
Accounts payable and accrued expenses	$99,780	$135,852

(5) Revenues

Adoption of Amended Revenue and Cost Recognition Guidance

The Company adopted the provisions of the amended revenue recognition guidance described in Note 1 using the modified retrospective transition approach on January 1, 2018. As such, the amended revenue recognition guidance was applied to those contracts which were not completed as of December 31, 2017. Results for periods beginning after December 31, 2017 are presented under the amended revenue recognition guidance, while prior period amounts were not restated and continue to be reported in accordance with the previous revenue recognition guidance.

In addition, the Company adopted amended guidance related to the capitalization and amortization of incremental costs to obtain a contract with a customer and guidance for the de-recognition of prepaid stored-value product liabilities, such as gift cards, each as described in Note 1 using the modified retrospective transition approach on January 1, 2018.

The cumulative effect of these changes on the Condensed Consolidated Balance Sheets on adoption was as follows (in thousands):

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

The most significant impact of the amended revenue recognition guidance relates to the accounting for software arrangements. Under prior industry-specific software revenue recognition guidance, when the Company concluded it did not have vendor-specific objective evidence ("VSOE") of fair value for the undelivered elements of an arrangement, revenue was deferred until the last element without VSOE was delivered. The amended revenue recognition guidance eliminated the concept of VSOE of fair value. The amended revenue recognition guidance requires an evaluation of whether the undelivered elements are distinct performance obligations and, therefore, should each be recognized separately when delivered. On adoption of the amended revenue recognition guidance, the Company accounted for the software and support elements of the TiVo Solutions international MSO agreements as two distinct performance obligations. These agreements contain minimum guarantees, and on adoption of the amended revenue recognition guidance, $34.4 million of these minimums were recorded as an increase in Accounts receivable, net and a reduction to Accumulated deficit as the software was delivered prior to the date of adoption.

The amended revenue recognition guidance also requires the Company to record revenue related to fixed-fee patent licensing agreements that do not provide the right to future patented technologies acquired by the Company during the term of the license when access to the existing patented technology is granted to the licensee. Under prior revenue recognition guidance, the Company recognized revenue from this type of fixed-fee license agreement on a straight-line basis over the term of the agreement. On adoption of the amended revenue recognition guidance, the Company recorded a $10.2 million reduction in Unearned revenue and Accumulated deficit for this type of fixed-fee license agreement.

The amended revenue recognition guidance includes specific guidance for contract modifications. Based on the nature of the modification, the revenue recognized for the contract may be updated on a cumulative catch-up basis on execution of the modification or updated prospectively as a result of the modification. For certain contract modifications, this accounting treatment differs from the accounting treatment in accordance with previous revenue recognition guidance.

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

The impact of adoption of the amended revenue and cost recognition guidance on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended June 30, 2018
	As Reported	As If Applying Prior Guidance	Effect of Change Higher/(Lower)
Total Revenues, net	$172,860	$186,862	$(14,002)
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	42,583	43,217	(634)
Selling, general and administrative	42,957	42,872	85
Loss from continuing operations before income taxes	(18,549)	(5,096)	(13,453)
Income tax expense	4,319	4,712	(393)
Loss from continuing operations, net of tax	(22,868)	(9,808)	(13,060)

	Six Months Ended June 30, 2018
	As Reported	As If Applying Prior Guidance	Effect of Change Higher/(Lower)
Total Revenues, net	$362,697	$373,003	$(10,306)
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	85,798	86,946	(1,148)
Selling, general and administrative	94,039	94,037	2
Loss from continuing operations before income taxes	(33,346)	(24,186)	(9,160)
Income tax expense	8,536	9,318	(782)
Loss from continuing operations, net of tax	(41,882)	(33,504)	(8,378)

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

The Company applies a practical expedient when disclosing revenue expected to be recognized from unsatisfied performance obligations to exclude contracts with customers with an original duration of less than one year, contracts for which revenue is recognized based on the amount which the Company has the right to invoice for services performed and amounts attributable to variable consideration arising from (i) a sales-based or usage-based royalty of an intellectual property license or (ii) when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Revenue Details

The following tables depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by product offering (in Note 15), significant customer, contract-type and geographic area. These tables include revenue recognized from contracts with customers and revenue from other sources, including out-of-license settlements. As noted above, amounts for the three and six months ended June 30, 2017 have not been adjusted to reflect adoption of the amended revenue recognition guidance.

Customers representing 10% or more of Total Revenues, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Virgin Media	(a)	(a)	10%	(a)
AT&T Inc. ("AT&T")	10%	14%	10%	14%

(a) Customer below 10% of Total Revenues, net for the period.

Substantially all of the Company's revenue from Virgin Media is reported in the Product segment and revenue from AT&T is reported in the Intellectual Property Licensing segment.

By segment, the pattern of revenue recognition was as follows (in thousands):

	Three Months Ended June 30, 2018
	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$20,675	27,330	48,005
Goods and services transferred over time	72,112	42,594	114,706
Out-of-license settlements	—	10,149	10,149
Total Revenues, net	$92,787	$80,073	$172,860

	Six Months Ended June 30, 2018
	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$57,476	55,449	112,925
Goods and services transferred over time	152,163	85,444	237,607
Out-of-license settlements	—	12,165	12,165
Total Revenues, net	$209,639	$153,058	$362,697

Total Revenues, net by geographic area was as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
United States	$117,176	$236,111
United Kingdom	13,718	47,230
Rest of the world	41,966	79,356
Total Revenues, net	$172,860	$362,697

Revenue by geography is predominately based on the end user's location. Other than the United States and the United Kingdom, no country accounted for more than 10% of revenue for the three and six months ended June 30, 2018.

Accounts receivable, net (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, gross	$192,931	$183,343
Less: Allowance for doubtful accounts	(2,764)	(2,575)
Accounts receivable, net	$190,167	$180,768

Customers representing 10% or more of Accounts receivable, net were as follows.

	June 30, 2018	December 31, 2017
AT&T	14%	28%
Virgin Media	11%	(a)

(a) Customer below 10% of Accounts receivable, net for the period.

Contract Balances

Contract assets primarily consist of revenue recognized in excess of the amount billed to the customer, limited to net realizable value and deferred engineering costs for significant software customization or modification and set-up services to the extent deemed recoverable. Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission. Following adoption of the amended revenue recognition guidance, contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2018	January 1, 2018
Accounts receivable, net	$65,888	$68,858
Prepaid expenses and other current assets	1,424	1,167
Other long-term assets	7,387	6,783
Total contract assets, net	$74,699	$76,808

No impairment losses were recognized with respect to contract assets for the three and six months ended June 30, 2018.

Contract liabilities are mainly comprised of unearned revenue related to consumer lifetime subscriptions for the TiVo service and multi-period licensing or cloud-based services and other offerings for which the Company is paid in advance of when control of the promised good or service is transferred to the customer. Unearned revenue also includes amounts related to professional services to be performed in the future. For the three and six months ended June 30, 2018, the Company recognized $13.4 million and $27.7 million, respectively, of revenue that had been included in Unearned revenue as of December 31, 2017.

As of June 30, 2018, approximately $906.4 million of revenue is expected to be recognized from remaining performance obligations that are primarily related to fixed-fee intellectual property and software-as-a-service agreements, of which approximately 13.1% is expected to be recognized as revenue over the remainder of 2018.

(6) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$35,776	$—	$—	$35,776
Cash equivalents - Money market funds	96,414	—	—	96,414
Cash and cash equivalents	$132,190	$—	$—	$132,190

Corporate debt securities	$111,078	$1	$(584)	$110,495
U.S. Treasuries / Agencies	112,903	—	(299)	112,604
Marketable securities	$223,981	$1	$(883)	$223,099
Cash, cash equivalents and marketable securities				$355,289

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$38,996	$—	$—	$38,996
Cash equivalents - Money market funds	89,969	—	—	89,969
Cash and cash equivalents	$128,965	$—	$—	$128,965

Auction rate securities	$10,800	$—	$(216)	$10,584
Corporate debt securities	102,794	—	(397)	102,397
Foreign government obligations	2,249	—	(4)	2,245
U.S. Treasuries / Agencies	108,781	—	(430)	108,351
Marketable securities	$224,624	$—	$(1,047)	$223,577
Cash, cash equivalents and marketable securities				$352,542

As of June 30, 2018, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$165,659	$165,118
Due in 1-2 years	58,322	57,981
Total	$223,981	$223,099

As of June 30, 2018 and December 31, 2017, the Condensed Consolidated Balance Sheets include equity securities accounted for under the equity method with a carrying amount of $1.5 million and $1.1 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $1.5 million and $1.5 million, respectively. The carrying amount of the Company's equity securities without a readily determinable fair value is measured as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical, or a similar, security of the same issuer. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized for the three and six months ended June 30, 2018 and 2017.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three and six months ended June 30, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

Recurring Fair Value Measurements
Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	June 30, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$96,414	$96,414	$—	$—
Short-term marketable securities
Corporate debt securities	68,865	—	68,865	—
U.S. Treasuries / Agencies	96,253	—	96,253	—
Long-term marketable securities
Corporate debt securities	41,630	—	41,630	—
U.S. Treasuries / Agencies	16,351	—	16,351	—
Prepaid expenses and other current assets
Interest rate swaps	135	—	135	—
Total Assets	$319,648	$96,414	$223,234	$—
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(3,599)	$—	$—	$(3,599)
Other long-term liabilities
Interest rate swaps	(1,350)	—	(1,350)	—
Total Liabilities	$(4,949)	$—	$(1,350)	$(3,599)

The Company's interest rate swaps are subject to master netting arrangements and have been presented on a net basis in the Condensed Consolidated Balance Sheets when applicable. As of June 30, 2018, interest rate swaps in an asset position with a fair value of $0.1 million that mature in 2021 were netted against interest rate swaps in a liability position with a fair value of $0.9 million that mature in 2021 in the Condensed Consolidated Balance Sheets and in the table above.

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$89,969	$89,969	$—	$—
Short-term marketable securities
Corporate debt securities	49,396	—	49,396	—
Foreign government obligations	2,245	—	2,245	—
U.S. Treasuries / Agencies	89,225	—	89,225	—
Long-term marketable securities
Auction rate securities	10,584	—	—	10,584
Corporate debt securities	53,001	—	53,001	—
U.S. Treasuries / Agencies	19,126	—	19,126	—
Total Assets	$313,546	$89,969	$212,993	$10,584
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(2,234)	$—	$—	$(2,234)
Other long-term liabilities
Interest rate swaps	(9,735)	—	(9,735)	—
Total Liabilities	$(11,969)	$—	$(9,735)	$(2,234)
Rollforward of Level 3 Fair Value Measurements

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$(3,204)	$10,476	$(5,104)
Loss included in earnings	(395)	—	(611)
Unrealized gains included in other comprehensive income	—	108	—
Balance at end of period	$(3,599)	$10,584	$(5,715)

	Six Months Ended June 30,
	2018		2017
	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$10,584	$(2,234)	$10,368	$(5,273)
Sales	(10,715)	—	—	—
Loss included in earnings	(85)	(1,365)	—	(442)
Unrealized loss reclassified on sale	216	—	—	—
Unrealized gains included in other comprehensive income	—	—	216	—
Balance at end of period	$—	$(3,599)	$10,584	$(5,715)

For the three and six months ended June 30, 2018, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a

$0.3 million and $1.2 million loss, respectively, and in Interest expense related to accretion of the liability to future value of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2017, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $0.4 million and $0.1 million loss, respectively, and in Interest expense related to accretion of the liability to future value of $0.2 million and $0.4 million, respectively.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
2020 Convertible Notes	$319,107	$328,181	$311,766	$326,888
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	668,361	674,520	671,281	679,722
Total Long-term debt	$987,516	$1,002,749	$983,095	$1,006,658

(a)
The fair value of debt issued or assumed by the Company is estimated using quoted prices for the identical instrument in a market that is not active and considers interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considers the nonperformance risk of the Company. If reported at fair value in the Condensed Consolidated Balance Sheets, debt issued or assumed by the Company would be classified in Level 2 of the fair value hierarchy.

(8) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Product	Intellectual Property Licensing	Total
December 31, 2017	$521,895	$1,291,332	$1,813,227
Foreign currency translation	87	—	87
June 30, 2018	$521,982	$1,291,332	$1,813,314

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2018
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,033,963	$(720,728)	$313,235
Existing contracts and customer relationships	402,782	(176,053)	226,729
Content databases and other	57,110	(49,982)	7,128
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,502,155	(955,063)	547,092
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,516,155	$(955,063)	$561,092

	December 31, 2017
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,034,458	$(676,465)	$357,993
Existing contracts and customer relationships	403,244	(139,289)	263,955
Content databases and other	57,053	(49,077)	7,976
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,503,055	(873,131)	629,924
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,517,055	$(873,131)	$643,924

Patent Acquisition

In the six months ended June 30, 2017, the Company purchased a portfolio of patents for $2.0 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

Future Amortization of Finite-Lived Intangible Assets

As of June 30, 2018, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2018	$64,985
2019	109,809
2020	109,064
2021	66,295
2022	38,569
Thereafter	158,370
Total	$547,092

(9) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Facility-related costs	$186	$446	$288	$1,207
Severance costs	592	1,614	2,784	4,043
Share-based payments	323	573	2,575	1,918
Contract termination costs	—	—	—	4
Asset impairment	—	6,741	—	6,741
Restructuring and asset impairment charges	$1,101	$9,374	$5,647	$13,913

Components of Accrued restructuring costs were as follows (in thousands):

	June 30, 2018	December 31, 2017
Facility-related costs	$553	$693
Severance costs	1,102	584
Contract termination costs	—	37
Accrued restructuring costs	$1,655	$1,314

The Company expects a substantial portion of the Accrued restructuring costs to be paid by the end of 2018.

Profit Improvement Plan

In February 2018, the Company announced its intention to explore strategic alternatives. In connection with exploring strategic alternatives, the Company initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, the Company expects to move certain positions to lower cost locations, eliminate layers of management and rationalize facilities resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities for the Profit Improvement Plan for the six months ended June 30, 2018 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$47	$(4)	$—	$—	$43
Severance costs	—	2,657	(1,695)	—	(11)	951
Share-based payments	—	2,575	—	(2,575)	—	—
Total	$—	$5,279	$(1,699)	$(2,575)	$(11)	$994

The Company expects to incur material restructuring costs in connection with the Profit Improvement Plan through the middle of 2019.

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing integration plans that were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As a result of these integration plans, the Company eliminated duplicative positions resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities related to the TiVo Integration Restructuring Plan for the six months ended June 30, 2018 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Other	Balance at End of Period
Facility-related costs	$111	$280	$(99)	$(27)	$265
Severance costs	448	127	(564)	1	12
Total	$559	$407	$(663)	$(26)	$277

As of June 30, 2018, the TiVo Integration Restructuring Plan is substantially complete.

Legacy Rovi and TiVo Solutions Restructuring Plans

Prior to the TiVo Acquisition, Rovi and TiVo Solutions had each initiated restructuring plans. As of June 30, 2018, the Legacy Rovi Restructuring Plan and the Legacy TiVo Solutions Restructuring Plan are complete. For the three and six months ended June 30, 2017, Restructuring and asset impairment charges of $0.1 million and $0.7 million were recognized in the Condensed Consolidated Statements of Operations related to these plans. As of June 30, 2018, Accrued restructuring costs of $0.4 million are included in the Condensed Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plan.

(10) Debt and Interest Rate Swaps

A summary of debt issued by or assumed by the Company was as follows (dollars in thousands):

				June 30, 2018		December 31, 2017
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$319,107	$345,000	$311,766
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	672,000	668,361	675,500	671,281
Total Long-term debt				$1,017,048	987,516	$1,020,548	983,095
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$980,516		$976,095

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of June 30, 2018, the 2020 Convertible Notes are convertible at a conversion rate of 36.9520 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $27.0621 per share of TiVo Corporation common stock.

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

	June 30, 2018	December 31, 2017
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(22,953)	(29,499)
Less: Unamortized debt issuance costs	(2,940)	(3,735)
Carrying amount	$319,107	$311,766

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest	$431	$431	$863	$863
Amortization of debt discount	3,292	3,143	6,546	6,249
Amortization of debt issuance costs	402	364	795	719
Total interest expense	$4,125	$3,938	$8,204	$7,831

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

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi paid $64.8 million to purchase call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of June 30, 2018, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 12.7 million shares of TiVo Corporation's common stock at an exercise price of $27.0621 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of June 30, 2018, 12.4 million warrants were outstanding with an exercise price of $37.5863 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of June 30, 2018, the 2021 Convertible Notes are convertible at a conversion rate of 23.0879 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $36.6296 per share of TiVo Corporation common stock.

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

Debt Maturities

As of June 30, 2018, aggregate expected principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2018	$3,500
2019 (1)	352,000
2020	7,000
2021	654,548
Total	$1,017,048

(1)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into an interest rate swap or may terminate a previously executed interest rate swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as Gain (loss) on interest rate swaps in the Condensed Consolidated Statements of Operations. Amounts are presented in the Condensed Consolidated Balance Sheets after considering the right of offset based on its master netting agreements. During the three months ended June 30, 2018 and 2017, the Company recorded gains of $1.8 million and losses of $1.9 million, respectively, from adjusting its interest rate swaps to fair value. During the six months ended June 30, 2018 and 2017, the Company recorded gains of $6.2 million and losses of $1.3 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	June 30, 2018	December 31, 2017	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One-month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One-month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One-month USD-LIBOR

(11) Commitments and Contingencies

Purchase Commitments

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s purchase commitments based on its business needs prior to firm orders being placed. As of June 30, 2018, the Company had total purchase commitments for inventory of $3.9 million, of which $1.0 million was accrued in the Condensed Consolidated Balance Sheets.

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

In some cases, the Company may receive tenders of defense and indemnity arising from products, intellectual property services and / or technologies that are no longer provided by the Company due to having divested certain assets, but which were previously licensed or provided by the Company.

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

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings, including intellectual property, commercial, securities and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

On June 15, 2011, TNS Media Research, LLC (d/b/a Kantar Media Audiences, or Kantar) brought a claim for declaratory judgment against TRA Global Inc. (which was acquired by TiVo Inc. in July 2012 and renamed TiVo Research and Analytics, Inc. or TiVo Research) in U.S. District Court alleging non-infringement of a TiVo Research patent, among other claims. TiVo Research responded by alleging affirmative defenses as well as counterclaims alleging infringement by Kantar of the TiVo Research patent at issue and one other patent. On February 22, 2016, the District Court granted Kantar's summary judgment motion on invalidity under Section 101 as to each of TiVo Research's asserted patent claims. On May 18, 2018, the District Court granted Kantar’s motion for attorneys' fees and expenses related to TiVo Research’s patent claims in this action.  In the third quarter of 2018, TiVo Research and Kantar agreed to settle the patent claims between them for a payment of $4.5 million by TiVo Research to Kantar and transfer of ownership of the two patents at issue to Kantar.

The Company believes it has recorded adequate provisions for any such matters and, as of June 30, 2018, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Condensed Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

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

The number of shares used to calculate Basic and Diluted EPS were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares used in computing basic per share amounts	122,713	120,209	122,399	119,515
Dilutive effect of equity-based compensation awards	—	—	—	—
Weighted average shares used in computing diluted per share amounts	122,713	120,209	122,399	119,515

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted awards	3,876	3,440	4,153	4,048
Stock options	2,166	2,812	2,238	3,233
2020 Convertible Notes (a)	12,748	12,171	12,748	12,171
2021 Convertible Notes (a)	1	1	1	1
Warrants related to 2020 Convertible Notes (a)	12,423	11,936	12,374	11,936
Weighted average potential shares excluded from the calculation of Diluted EPS	31,214	30,360	31,514	31,389

(a)	See Note 10 for additional details.

For the three months ended June 30, 2018 and 2017, 0.9 million and 0.4 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved. For the six months ended June 30, 2018 and 2017, 1.0 million and 0.5 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $27.0621 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $13.45 per share on June 30, 2018, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

The 2020 Convertible Notes would be dilutive if the Company’s common stock closed at or above $27.0621 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 10 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 10 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $37.5863 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Changes in Shareholders Equity
Changes in stockholders' equity for the three and six months ended June 30, 2018 were as follows (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2018	124,389	$124	(1,465)	$(27,634)	$3,272,119	$(1,746)	$(1,378,956)	$1,863,907
Net loss							(20,570)	(20,570)
Other comprehensive income, net of tax						(2,487)		(2,487)
Issuance of restricted stock, net	139	1			—			1
Equity-based compensation					7,092			7,092
Dividends					(22,118)			(22,118)
Withholding taxes related to net share settlement of restricted stock units			(92)	(1,291)				(1,291)
Balance as of June 30, 2018	124,528	$125	(1,557)	$(28,925)	$3,257,093	$(4,233)	$(1,399,526)	$1,824,534

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	123,385	$123	(1,269)	$(24,740)	$3,273,022	$(2,738)	$(1,392,651)	$1,853,016
Cumulative effect adjustment (a)							31,412	31,412
Net loss							(38,287)	(38,287)
Other comprehensive income, net of tax						(1,495)		(1,495)
Issuance of common stock under employee stock purchase plan	639	1			7,574			7,575
Issuance of restricted stock, net	504	1			—			1
Equity-based compensation					20,726			20,726
Dividends					(44,229)			(44,229)
Withholding taxes related to net share settlement of restricted stock units			(288)	(4,185)				(4,185)
Balance as of June 30, 2018	124,528	$125	(1,557)	$(28,925)	$3,257,093	$(4,233)	$(1,399,526)	$1,824,534

(a) See Note 1 and Note 5 for additional information.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. During the three and six months ended June 30, 2018 and 2017, no shares were repurchased under the share repurchase program. As of June 30, 2018, the Company had $150.0 million of share repurchase authorization remaining.

The Company issues restricted stock and restricted stock units (collectively, "restricted awards") as part of the equity-based compensation plans described in Note 13. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the three months ended June 30, 2018 and 2017, the Company withheld 0.1 million and 0.1 million shares of common stock to satisfy $1.3 million and $1.7 million of required withholding taxes, respectively. During the six months ended June 30, 2018 and 2017, the Company withheld 0.3 million and 0.6 million shares of common stock to satisfy $4.2 million and $11.3 million of required withholding taxes, respectively.

Dividends

For the three months ended June 30, 2018 and 2017, the Company declared and paid dividends of $0.18 and $0.18 per share, respectively, for aggregate cash payments of $22.2 million and $21.7 million, respectively. For the six months ended June 30, 2018 and 2017, the Company declared and paid dividends of $0.36 and $0.36 per share, respectively, for aggregate cash payments of $44.3 million and $43.3 million, respectively.

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

(13) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Restricted awards are generally subject to a four-year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of June 30, 2018, the Company had 30.0 million shares of common stock reserved and 12.8 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the TiVo Acquisition Date. The TiVo 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three-year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four-year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four-year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from the TiVo 2008 Plan generally have a contractual term of seven years. As of June 30, 2018, there were 3.9 million shares of common stock reserved and 1.7 million shares of common stock available for future grant under the TiVo 2008 Plan.

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

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four-month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period. As of June 30, 2018, the Company had 5.2 million shares of common stock reserved and 5.2 million shares available for issuance under the ESPP.

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

The Company uses the Black-Scholes-Merton option-pricing formula to estimate the fair value of stock options and ESPP shares. The Black-Scholes-Merton option-pricing formula uses complex and subjective inputs, such as the expected volatility of the Company's common stock over the expected term of the grant and projected employee exercise behavior. Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. The expected term is estimated by calculating the period the award is expected to be outstanding based on historical experience and the terms of the grant. The risk-free interest rate is estimated based on the yield on U.S. Treasury zero-coupon bonds with remaining terms similar to the expected term at the grant date. For stock options and ESPP shares granted prior to and including February 14, 2017, the Company assumed an expected dividend yield of zero as it had not historically paid a dividend. For stock options and ESPP shares granted subsequent to February 14, 2017, the Company assumes a constant dividend yield commensurate with the dividend yield on the grant date.

Weighted-average assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ESPP shares:
Expected volatility	N/A	N/A	42.5%	41.7%
Expected term	N/A	N/A	1.3 years	1.3 years
Risk-free interest rate	N/A	N/A	1.9%	1.0%
Expected dividend yield	N/A	N/A	5.2%	0.0%

The number of awards expected to vest during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to vest during the requisite service period is recognized as a cumulative adjustment in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average grant date fair value:
Restricted awards	$12.51	$16.82	$12.57	$17.69
ESPP shares	N/A	N/A	$4.83	$5.92

Equity-based compensation
Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$6,731	$11,749	$18,755	$25,774
Pre-tax equity-based compensation, included in restructuring expense	$323	$573	$2,575	$1,918

As of June 30, 2018, there was $57.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.1 years.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the six months ended June 30, 2018 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,899	$17.78
Granted	569	$12.57
Vested	(895)	$22.60
Forfeited	(726)	$20.67
Outstanding as of end of period	4,847	$15.85

As of June 30, 2018, 4.6 million restricted stock units were unvested, which includes 0.9 million performance-based restricted stock units. As of June 30, 2018, 0.2 million shares of restricted stock were unvested. The aggregate fair value of restricted awards vested during the three months ended June 30, 2018 and 2017 was $3.3 million and $4.4 million, respectively. The aggregate fair value of restricted awards vested during the six months ended June 30, 2018 and 2017 was $12.8 million and $36.5 million, respectively.

Activity related to the Company's stock options for the six months ended June 30, 2018 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding as of beginning of period	2,368	$27.16
Forfeited and expired	(325)	$32.47
Outstanding as of end of period	2,043	$26.31	1.4 years	$—
Vested and expected to vest as of June 30, 2018	2,038	$26.32	1.4 years	$—
Exercisable as of June 30, 2018	1,968	$26.42	1.3 years	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options at the end of the last trading day in the period. The aggregate intrinsic value is the difference between the closing price of the Company's common stock on the last trading day of the period and the exercise price of the stock option, multiplied by the number of in-the-money stock options.

The aggregate intrinsic value of stock options exercised is the difference between the market price of the Company's common stock at the time of exercise and the exercise price of the stock option multiplied by the number of stock options exercised. No stock options were exercised during the three and six months ended June 30, 2018. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2017 was $0.6 million and $2.0 million, respectively.

(14) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense.

Components of Income tax expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign withholding tax	$3,182	$2,803	$7,070	$7,011
State income tax	122	569	179	1,135
Foreign income tax	214	181	560	744
Change in indefinite reinvestment assertion	1,221	—	1,221	—
Release of deferred tax asset valuation allowance	—	—	—	(152)
Change in net deferred tax liabilities	(369)	363	(491)	681
Change in unrecognized tax benefits	(51)	(8)	(3)	56
Income tax expense	$4,319	$3,908	$8,536	$9,475

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

Tax Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act of 2017”) was signed into law. The Tax Act of 2017 enacted comprehensive tax reform that made broad and complex changes to the U.S. federal income tax code which affect 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Transition Tax"). The Tax Act of 2017 also establishes new tax laws which affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal income tax rate from 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income (“GILTI”), a limitation of the deductibility of interest expense, a limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks.

On December 22, 2017, the SEC Staff issued guidance to address the application of U.S. GAAP in situations where a registrant does not have the necessary information to complete the accounting for certain effects of the Tax Act of 2017. As of June 30, 2018, the Company had not completed its accounting for the income tax effects of the Tax Act of 2017. Where the Company has made reasonable estimates of the effect, but for which the analysis is not yet complete, the Company has recorded provisional amounts based on information available as of June 30, 2018. During the three and six months ended June 30, 2018, the provisional amounts recognized as of December 31, 2017 were adjusted as described below. Where the Company has not been able to make reasonable estimates of the effect the Tax Act of 2017, no amounts have been recognized and the Company has continued to account for those items based on the tax laws in effect immediately prior to enactment of the Tax Act of 2017. The items described below, including the provisional items, are subject to change as additional information becomes available, limited to a measurement period of one year from enactment of the Tax Act of 2017.

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. Based on the amount of post-1986 E&P of the Company's foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, during the three months ended June 30, 2018, the Company revised its estimate of the Transition Tax from $33.8 million to $33.7 million, which is fully offset by net operating losses resulting in no estimated net U.S. federal Transition Tax expense. The Company has also revised its estimate for the U.S. state tax expense for those states which have enacted laws to conform with the Tax Act of 2017. As of June 30, 2018, this amount is estimated to be less than $0.1 million, which is substantially offset by state net operating losses, resulting in no estimated net state Transition Tax expense. To complete its estimate of the Transition Tax, the Company must complete its calculation of E&P, complete its calculation of the effects on U.S. states whose laws conform with the Tax Act of 2017, determine whether to offset the Transition Tax with foreign tax credits, and make a final determination of historical non-U.S. income taxes paid and/or accrued.

The Tax Act of 2017 requires that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the GILTI rules and the lack of clear guidance on federal and state application of the GILTI rules, as of June 30, 2018, the Company has not completed its analysis of the tax impacts of the GILTI, but has recorded a provisional amount of $0.4 million during the three and six months ended June 30, 2018. The tax effect of GILTI is fully offset by the Company’s net operating losses, resulting in no net U.S. federal income tax expense from GILTI. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a component of current income tax expense when incurred or to factor such amounts into the Company’s measurement of its deferred tax expense. The Company has made an accounting policy election to treat GILTI as a component of current income tax expense.

The Tax Act of 2017 created a minimum tax on corporations for payments to related foreign persons (referred to as the base erosion and anti-abuse tax ("BEAT")). Due to the complexity of the BEAT rules and the lack of clear guidance on federal and state application of the BEAT rules, including rules on the ability to use loss carryovers to offset BEAT liability, the Company has not completed its analysis of the effects of the BEAT as of June 30, 2018. During the three and six months ended June 30, 2018, the Company provisionally estimated it has no BEAT liability.

As a result of the Tax Act of 2017, during the three months ended June 30, 2018, the Company changed its assertion regarding the indefinite reinvestment of undistributed foreign earnings. In the year ended December 31, 2017, the Company accrued a Transition Tax liability for U.S. federal and certain state income taxes on its non-U.S. subsidiaries’ previously undistributed foreign earnings. The nature of the Transition Tax is that undistributed foreign earnings are now considered previously taxed income ("PTI") for U.S. federal income tax purposes. However, because the PTI was previously taxed, any repatriation of PTI is not subject to additional U.S. federal income tax. During the three and six months ended June 30, 2018, the Company determined that a distribution of PTI would still be subject to taxes in some U.S. states and subject to foreign withholding taxes, and has recorded provisional amounts of less than $0.1 million and $1.2 million, respectively, related to these taxes. In the three and six months ended June 30, 2018, the Company revised its assertion regarding indefinite reinvestment of undistributed earnings such that it now asserts only undistributed earnings in excess of PTI are indefinitely reinvested. The Company previously asserted that all of its foreign undistributed earnings were indefinitely reinvested.

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

Segment results were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product
Platform Solutions	$72,208	$82,971	$168,148	$171,154
Software and Services	19,619	19,752	38,098	45,021
Other	960	1,640	3,393	3,231
Revenues, net	92,787	104,363	209,639	219,406
Adjusted Operating Expenses (1)	81,467	92,011	170,933	189,007
Adjusted EBITDA (2)	11,320	12,352	38,706	30,399
Intellectual Property Licensing
US Pay TV Providers	49,217	68,733	99,132	132,077
CE Manufacturers	8,927	11,974	17,895	22,817
New Media, International Pay TV Providers and Other	21,929	23,488	36,031	40,022
Revenues, net	80,073	104,195	153,058	194,916
Adjusted Operating Expenses (1)	24,972	20,817	50,329	45,004
Adjusted EBITDA (2)	55,101	83,378	102,729	149,912
Corporate
Adjusted Operating Expenses (1)	14,512	14,876	30,560	31,233
Adjusted EBITDA (2)	(14,512)	(14,876)	(30,560)	(31,233)
Consolidated
Total Revenues, net	172,860	208,558	362,697	414,322
Adjusted Operating Expenses (1)	120,951	127,704	251,822	265,244
Adjusted EBITDA (2)	51,909	80,854	110,875	149,078
Depreciation	5,773	5,382	10,914	10,854
Amortization of intangible assets	40,809	41,678	82,221	83,378
Restructuring and asset impairment charges	1,101	9,374	5,647	13,913
Equity-based compensation	6,731	11,749	18,755	25,774
Transition and integration costs	7,041	5,108	9,451	12,307
Earnout amortization	536	959	1,494	1,917
CEO transition cash costs	(1,600)	—	(975)	—
Remeasurement of contingent consideration	281	398	1,171	74
Gain on settlement of acquired receivable	—	(2,537)	—	(2,537)
Operating (loss) income	(8,763)	8,743	(17,803)	3,398
Interest expense	(12,171)	(10,573)	(23,805)	(20,837)
Interest income and other, net	544	2,823	2,110	2,760
Gain (loss) on interest rate swaps	1,841	(1,856)	6,152	(1,335)
TiVo Acquisition litigation	—	—	—	(12,906)
Loss on debt extinguishment	—	—	—	(108)
Loss on debt modification	—	—	—	(929)
Loss from continuing operations before income taxes	$(18,549)	$(863)	$(33,346)	$(29,957)

(1)
Adjusted Operating Expenses is defined as operating expenses excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Equity-based compensation, Transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs, Remeasurement of contingent consideration and Gain on settlement of acquired receivable.

(2)
Adjusted EBITDA is defined as operating income excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Equity-based compensation, Transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs, Remeasurement of contingent consideration and Gain on settlement of acquired receivable.

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

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2017 and the Condensed Consolidated Financial Statements and related notes thereto contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

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

Our operations are organized into two reportable segments for financial reporting purposes: Product and Intellectual Property Licensing. The Product segment consists primarily of licensing Company-developed user experience ("UX") products and services to multi-channel video service providers and consumer electronics ("CE") manufacturers, in-guide advertising, analytics, licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. We group our Product revenues into three verticals based on the products delivered to our customer: Platform Solutions; Software and Services; and Other. Platform Solutions includes revenue from licensing Company-developed UX products, the TiVo service and selling TiVo-enabled devices. Software and Services includes revenue from licensing our metadata, advanced search and recommendation and data analytics products, as well as in-guide advertising revenue. Other revenue includes sales of legacy Analog Content Protection ("ACP"), VCR Plus+ and media recognition products.

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

Total Revenues, net for the three months ended June 30, 2018 decreased by 17% compared to the prior year primarily as a result of a $15.2 million decrease in revenue from TiVo Solutions agreements that were entered into with AT&T, DirecTV and EchoStar prior to the TiVo Acquisition Date as a result of adopting the amended revenue recognition guidance on January 1, 2018 and contract expirations, a $6.3 million decrease in Hardware revenue primarily resulting from a planned transition away from the hardware business, a $6.1 million decrease in catch-up payments intended to make us whole for the pre-license period of use and a $4.6 million decrease in revenue from two international multiple system operators ("MSO") software customers as a result of adopting the amended revenue recognition guidance. For additional details on the changes in Total Revenues, net, see the discussion of our segment results below.

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

For the three months ended June 30, 2018, our Loss from continuing operations, net of tax was $22.9 million, or $0.19 per diluted share, compared to $4.8 million, or $0.04 per diluted share, in the prior year. The larger loss was due to a $35.7 million decrease in revenue and a $5.6 million increase in patent litigation costs, partially offset by an $8.3 million reduction in Restructuring and asset impairment charges, a $5.0 million decrease in Equity-based compensation costs primarily resulting from turnover among the senior executive staff including our former Chief Executive Officer, and benefits from cost saving initiatives.

Comparison of Three and Six Months Ended June 30, 2018 and 2017

The condensed consolidated results of operations for the three and six months ended June 30, 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change $	Change %
Revenues, net:
Licensing, services and software	$169,554	$198,964	$(29,410)	(15)%
Hardware	3,306	9,594	(6,288)	(66)%
Total Revenues, net	172,860	208,558	(35,698)	(17)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	42,583	39,281	3,302	8%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,989	11,767	(6,778)	(58)%
Research and development	43,411	46,592	(3,181)	(7)%
Selling, general and administrative	42,957	45,741	(2,784)	(6)%
Depreciation	5,773	5,382	391	7%
Amortization of intangible assets	40,809	41,678	(869)	(2)%
Restructuring and asset impairment charges	1,101	9,374	(8,273)	(88)%
Total costs and expenses	181,623	199,815	(18,192)	(9)%
Operating (loss) income	(8,763)	8,743	(17,506)	(200)%
Interest expense	(12,171)	(10,573)	(1,598)	15%
Interest income and other, net	544	2,823	(2,279)	(81)%
Gain (loss) on interest rate swaps	1,841	(1,856)	3,697	(199)%
Loss from continuing operations before income taxes	(18,549)	(863)	(17,686)	2,049%
Income tax expense	4,319	3,908	411	11%
Loss from continuing operations, net of tax	(22,868)	(4,771)	(18,097)	379%
Income from discontinued operations, net of tax	2,298	—	2,298	N/a
Net loss	$(20,570)	$(4,771)	$(15,799)	331%

	Six Months Ended June 30,
	2018	2017	Change $	Change %
Revenues, net:
Licensing, services and software	$355,712	$389,514	$(33,802)	(9)%
Hardware	6,985	24,808	(17,823)	(72)%
Total Revenues, net	362,697	414,322	(51,625)	(12)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	85,798	81,587	4,211	5%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	10,040	25,988	(15,948)	(61)%
Research and development	91,841	95,514	(3,673)	(4)%
Selling, general and administrative	94,039	99,690	(5,651)	(6)%
Depreciation	10,914	10,854	60	1%
Amortization of intangible assets	82,221	83,378	(1,157)	(1)%
Restructuring and asset impairment charges	5,647	13,913	(8,266)	(59)%
Total costs and expenses	380,500	410,924	(30,424)	(7)%
Operating (loss) income	(17,803)	3,398	(21,201)	(624)%
Interest expense	(23,805)	(20,837)	(2,968)	14%
Interest income and other, net	2,110	2,760	(650)	(24)%
Gain (loss) on interest rate swaps	6,152	(1,335)	7,487	(561)%
TiVo Acquisition litigation	—	(12,906)	12,906	N/a
Loss on debt extinguishment	—	(108)	108	N/a
Loss on debt modification	—	(929)	929	N/a
Loss from continuing operations before income taxes	(33,346)	(29,957)	(3,389)	11%
Income tax expense	8,536	9,475	(939)	(10)%
Loss from continuing operations, net of tax	(41,882)	(39,432)	(2,450)	6%
Income from discontinued operations, net of tax	3,595	—	3,595	N/a
Net loss	$(38,287)	$(39,432)	$1,145	(3)%

Total Revenues, net

For the three months ended June 30, 2018, Total Revenues, net decreased 17% compared to the prior year as Product revenues decreased $11.6 million and Intellectual Property Licensing revenue decreased $24.1 million. The adoption of the amended revenue recognition guidance on January 1, 2018 decreased revenue for the three months ended June 30, 2018 by $14.0 million compared to what revenue would have been under the prior revenue recognition guidance. Product generated 53.7% and 50.0% of Total Revenues, net for the three months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, Total Revenues, net decreased 12% compared to the prior year as Product revenues decreased $9.8 million and Intellectual Property Licensing revenue decreased $41.9 million. The adoption of the amended revenue recognition guidance on January 1, 2018 decreased revenue for the six months ended June 30, 2018 by $10.3 million compared to what revenue would have been under the prior revenue recognition guidance. Product generated 57.8% and 53.0% of Total Revenues, net for the six months ended June 30, 2018 and 2017, respectively.

For details on the changes in Total Revenues, net, see the discussion of our segment results below. For the year ended December 31, 2018, we expect revenue to be approximately $25 million lower under the amended revenue recognition guidance than it would have been under the prior revenue recognition guidance.

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

For the three and six months ended June 30, 2018, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 8% and 5%, respectively, compared to the prior year as a result of a $5.6 million and $10.1 million increase, respectively, in patent litigation costs, which primarily relate to the ongoing Comcast litigation, partially offset by $1.0 million and $1.6 million, respectively, of reduced engineering costs and benefits from cost saving initiatives. We expect to continue to incur material expenses related to the Comcast litigation.

Cost of hardware revenues, excluding depreciation and amortization of intangible assets

Cost of hardware revenues, excluding depreciation and amortization of intangible assets includes all product-related costs associated with TiVo-enabled devices, including manufacturing costs, employee-related costs, warranty costs and order fulfillment costs, as well as certain licensing costs and an allocation of overhead and facilities costs. Hardware is sold primarily as a means to grow our Licensing, services and software revenues and, as a result, generating positive gross margins from hardware sales is not the primary goal of our hardware operations.

For the three and six months ended June 30, 2018, the decrease in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to the planned transition away from the hardware business.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the three months ended June 30, 2018, Research and development expenses decreased 7% compared to the prior year primarily due to a $3.7 million decrease in consulting costs and an $0.8 million decrease in Transition and integration costs associated with the TiVo Acquisition, partially offset by an increase in compensation costs.

For the six months ended June 30, 2018, Research and development expenses decreased 4% compared to the prior year primarily due to a $6.6 million decrease in consulting costs and a $1.4 million decrease in Transition and integration costs associated with the TiVo Acquisition, partially offset by an increase in compensation costs.

For the three and six months ended June 30, 2018, the decrease in consulting costs and the increase in compensation costs primarily relates to converting certain contractors to employees in India in connection with our ongoing profit improvement actions.

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

The 6% decrease in Selling, general and administrative expenses during the three months ended June 30, 2018 was primarily due to a $6.7 million decrease in compensation costs primarily resulting from turnover among the senior executive staff including our former Chief Executive Officer, and benefits from cost saving initiatives, including a $1.8 million decrease in facility costs. These cost decreases were partially offset by a $2.6 million increase in Transition and integration costs associated with the TiVo Acquisition and a $2.5 million gain in the prior year from the settlement of an acquired receivable. The increase in Transition and integration costs associated with the TiVo Acquisition reflects a $4.5 million loss associated with a legacy TiVo Solutions legal matter that we agreed to settle in the third quarter of 2018.

The 6% decrease in Selling, general and administrative expenses during the six months ended June 30, 2018 was primarily due to a $7.4 million decrease in compensation costs primarily resulting from turnover among the senior executive staff including our former Chief Executive Officer, benefits from cost saving initiatives, including a $2.5 million decrease in facility costs and a $0.3 million decrease in Transition and integration costs associated with the TiVo Acquisition. These decreases were partially offset by a $2.5 million gain in the prior year from the settlement of an acquired receivable and $0.9 million of higher costs from remeasuring the Cubiware contingent consideration.

Restructuring and asset impairment charges

In February 2018, we announced our intention to explore strategic alternatives. In connection with exploring strategic alternatives, we initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, we expect to move certain positions to lower cost locations, eliminate layers of management and rationalize facilities resulting in severance costs and the termination of certain leases and other contracts. In connection with the Profit Improvement Plan, we expect to generate at least $25 million in annualized cost savings and to incur material restructuring costs through the middle of 2019. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring charges of $1.0 million and $5.3 million, primarily for severance-related benefits, were recognized in the three and six months ended June 30, 2018, respectively, for the TiVo Integration Restructuring Plan.

Following completion of the TiVo Acquisition, integration plans were implemented which were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). We eliminated duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of the integration activities. In connection with the TiVo Integration Restructuring Plan, we generated over $110 million in annualized cost synergies. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $0.2 million and $9.4 million were recognized in the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $13.2 million were recognized in the six months ended June 30, 2018 and 2017, respectively.

Interest expense

The $1.6 million and $3.0 million increase in Interest expense during the three and six months ended June 30, 2018 was primarily due to an increase in interest rates associated with Term Loan Facility B, which bears interest, at our election, at a rate equal to either London Interbank Offering Rate ("LIBOR"), plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum.

Interest income and other, net

The $2.3 million and $0.7 million decrease in Interest income and other, net during the three and six months ended June 30, 2018 was primarily due to a $3.1 million gain from the sale of strategic investments in the prior year, partially offset by a higher loss from an equity method investment in the prior year.

Gain (loss) on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes. Therefore, changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated by reference herein). We generally utilize interest rate swaps to convert the interest rate on a portion of our loans with a floating interest rate to a fixed interest rate. Under the terms of our interest rate swaps, we receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future LIBOR, we generally have gains when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally have losses when adjusting our interest rate swaps to fair value.

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

Loss on debt extinguishment and Loss on debt modification

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished, resulting in a Loss on debt extinguishment of $0.1 million for the six months ended June 30, 2017. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows was not substantially different were accounted for as a debt modification, resulting in a Loss on debt modification of $0.9 million for the six months ended June 30, 2017.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended June 30, 2018 of $4.3 million, which primarily consists of $3.2 million of foreign withholding taxes and $1.2 million of withholding taxes from a change in our assertion regarding the indefinite reinvestment of certain foreign earnings, partially offset by a $0.5 million benefit to continuing operations from a gain on discontinued operations. We recorded Income tax expense for the three months ended June 30, 2017 of $3.9 million, which primarily consists of $2.8 million of foreign withholding taxes, $0.6 million of state income taxes and $0.2 million of foreign income taxes.

We recorded Income tax expense for the six months ended June 30, 2018 of $8.5 million, which primarily consists of $7.1 million of foreign withholding taxes, $1.2 million of withholding taxes from a change in our assertion regarding the indefinite reinvestment of certain foreign earnings and $0.6 million of foreign income taxes, partially offset by a $0.9 million benefit to continuing operations from a gain on discontinued operations. We recorded Income tax expense for the six months ended June 30, 2017 of $9.5 million, which primarily consists of $7.0 million of foreign withholding taxes, $1.1 million of state income taxes, $0.7 million of foreign income taxes and $0.7 million from the change in net deferred tax liabilities.

The year-over-year increase in foreign withholding taxes was due to a larger portion of license fees received in 2018 coming from licensees in countries subject to foreign withholding taxes.

We have not completed our accounting for the effects of the Tax Act of 2017 which was signed into law on December 22, 2017. The Tax Act of 2017 enacted comprehensive tax reform that made broad and complex changes to the U.S. federal tax code as described in Note 14 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Income from discontinued operations, net of tax

In the three and six months ended June 30, 2018, we recognized Income from discontinued operations, net of tax of $2.3 million and $3.6 million, respectively, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals.

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

Product

The Product segment's results of operations for the three and six months ended June 30, 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change $	Change %
Platform Solutions	$72,208	$82,971	$(10,763)	(13)%
Software and Services	19,619	19,752	(133)	(1)%
Other	960	1,640	(680)	(41)%
Product Revenues	92,787	104,363	(11,576)	(11)%
Adjusted Operating Expenses	81,467	92,011	(10,544)	(11)%
Adjusted EBITDA	$11,320	$12,352	$(1,032)	(8)%
Adjusted EBITDA Margin	12.2%	11.8%

	Six Months Ended June 30,
	2018	2017	Change $	Change %
Platform Solutions	$168,148	$171,154	$(3,006)	(2)%
Software and Services	38,098	45,021	(6,923)	(15)%
Other	3,393	3,231	162	5%
Product Revenues	209,639	219,406	(9,767)	(4)%
Adjusted Operating Expenses	170,933	189,007	(18,074)	(10)%
Adjusted EBITDA	$38,706	$30,399	$8,307	27%
Adjusted EBITDA Margin	18.5%	13.9%

For the three and six months ended June 30, 2018, the $10.8 million and $3.0 million decrease in Platform Solutions revenue was partially attributable to a decrease in hardware revenue due to a planned transition away from the hardware business. Platform Solutions revenue includes total hardware revenue of $3.3 million and $9.6 million for the three months ended June 30, 2018 and 2017, respectively, and $7.0 million and $24.8 million for the six months ended June 30, 2018 and 2017, respectively. Hardware revenue is expected to continue to decline due to the planned transition away from the business and as MSO partners continue to shift to deploying the TiVo service on third-party hardware resulting in a decrease in the number of TiVo set-top boxes sold to MSO partners.

In addition, Platform Solutions revenue from two international MSO software customers decreased by $4.6 million and $9.2 million for the three and six months ended June 30, 2018, respectively, due to adopting the amended revenue recognition guidance on January 1, 2018. A reduction in revenue from these two international MSO customers is expected to continue for the remainder of 2018. These two international MSO software customer licenses included minimum guaranteed royalties, most of which were recorded as an adjustment to Accumulated deficit as part of the cumulative effect of adopting the amended revenue recognition guidance as we have separated the license and support into distinct performance obligations. Under the previous revenue recognition guidance, revenue from these transactions would have been deferred as we did not have vendor-specific objective evidence ("VSOE") of fair value of support. Under the amended revenue recognition guidance, VSOE of fair value is no longer required, which results in revenue being recognized earlier than it would have been under the prior revenue recognition guidance.

The decrease in Platform Solutions revenue for the six months ended June 30, 2018 was partially offset by a $23.6 million increase in revenue from an international MSO customer exercising a contractual option during the three months ended March 31, 2018, to purchase a fully paid license to its current version of the TiVo software and purchasing additional engineering services. Under the prior industry-specific software revenue recognition guidance, we would have recognized $0.8 million more and $21.9 million less in revenue for the three and six months ended June 30, 2018, respectively, from this customer.

For the three months ended June 30, 2018, Software and Services revenue decreased $0.1 million primarily due to expiration of our metadata license with Comcast on September 30, 2017, which was partially offset by an increase in personalized content discovery revenue. For the six months ended June 30, 2018, Software and Services revenue decreased $6.9 million as a result of a $3.7 million decrease in metadata revenue, which was primarily due to expiration of our metadata license with Comcast on September 30, 2017, a $2.9 million decrease in advertising and analytics revenue and a $0.4 million decrease in personalized content discovery revenue.

For the three and six months ended June 30, 2018, Other revenue is primarily derived from ACP revenue, which is expected to decline in the future.

Product Adjusted Operating Expenses decreased 11% and 10% for the three and six months ended June 30, 2018 compared to the prior year due to decreases of $6.8 million and $15.9 million, respectively, in Cost of hardware revenues as a result of the planned transition away from the hardware business and benefits from cost savings initiatives.

The increase in Adjusted EBITDA Margin for the three months ended June 30, 2018 primarily relates a shift in the Product business mix toward higher margin products as hardware becomes a smaller portion of the Product business as a result of the planned transition away from the hardware business and benefits from cost savings initiatives, partially offset by the effects of adopting the amended revenue recognition standard. The increase in Adjusted EBITDA Margin for the six months ended June 30, 2018 includes a benefit from adopting the amended revenue recognition standard as a result of the fully paid software license discussed above, a shift in business mix toward higher margin products and benefits from cost savings initiatives.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the three and six months ended June 30, 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change $	Change %
US Pay TV Providers	$49,217	$68,733	$(19,516)	(28)%
CE Manufacturers	8,927	11,974	(3,047)	(25)%
New Media, International Pay TV Providers and Other	21,929	23,488	(1,559)	(7)%
Intellectual Property Licensing Revenues	80,073	104,195	(24,122)	(23)%
Adjusted Operating Expenses	24,972	20,817	4,155	20%
Adjusted EBITDA	$55,101	$83,378	$(28,277)	(34)%
Adjusted EBITDA Margin	68.8%	80.0%

	Six Months Ended June 30,
	2018	2017	Change $	Change %
US Pay TV Providers	$99,132	$132,077	$(32,945)	(25)%
CE Manufacturers	17,895	22,817	(4,922)	(22)%
New Media, International Pay TV Providers and Other	36,031	40,022	(3,991)	(10)%
Intellectual Property Licensing Revenues	153,058	194,916	(41,858)	(21)%
Adjusted Operating Expenses	50,329	45,004	5,325	12%
Adjusted EBITDA	$102,729	$149,912	$(47,183)	(31)%
Adjusted EBITDA Margin	67.1%	76.9%

For the three and six months ended June 30, 2018, revenue from US Pay TV Providers decreased primarily due to decreases of $15.2 million and $30.2 million, respectively, in revenue from TiVo Solutions agreements entered into with AT&T, DirecTV and EchoStar prior to the TiVo Acquisition Date as a result of adopting the amended revenue recognition guidance on January 1, 2018 and contract expirations. Decreases in revenue from catch-up payments intended to make us whole for the pre-license period of $4.3 million and $3.3 million for the three and six months ended June 30, 2018, respectively, also contributed to the decline in revenue.

Prior to the TiVo Acquisition Date, TiVo Solutions entered into agreements with AT&T, DirecTV, EchoStar and Verizon Communications, Inc. that expired by the end of July 2018. Revenue from US Pay TV Providers includes $8.4 million and $23.7 million for the three months ended June 30, 2018 and 2017, respectively, from these agreements. Revenue from US Pay TV Providers includes $17.3 million and $47.5 million for the six months ended June 30, 2018 and 2017, respectively, from these agreements. We expect to recognize $2.8 million of revenue from these agreements in the third quarter of 2018.

Consistent with our expectations, to date, renewals of the TiVo Solutions intellectual property licenses have not been executed on terms consistent with TiVo Solutions' historical pricing, and we do not anticipate that the remaining agreements will be renewed on terms similar to their historical pricing.

For the three and six months ended June 30, 2018, the decrease in revenue from CE Manufacturers was primarily attributable to a customer being out-of-license. We anticipate this customer will eventually execute a new license. On occasion, we have licenses expire in a given period where the customer is licensed later in the year, which results in catch-up payments intended to make us whole for the out-of-license period. Additionally, a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models, has caused revenue from CE Manufacturers to decline. Such declines could continue unless we are able to successfully license new entrants to this market.

For the three and six months ended June 30, 2018, New Media, International Pay TV Providers and Other revenue decreased due to a $1.7 million and $4.7 million decrease, respectively, in revenue from catch-up payments intended to make us whole for the pre-license period of use, partially offset by growth in revenue from New Media and International Pay TV customers.

Intellectual Property Licensing Adjusted Operating Expenses increased 20% and 12% during the three and six months ended June 30, 2018 primarily as a result of a $5.6 million and $10.1 million increase, respectively, in patent litigation costs, which primarily relates to the ongoing Comcast litigation, partially offset by benefits from cost savings initiatives.

The decrease in Adjusted EBITDA Margin for the three and six months ended June 30, 2018 is primarily the result of a decrease in Intellectual Property Licensing revenue and an increase in patent litigation costs, partially offset by benefits from cost savings initiatives.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three and six months ended June 30, 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change $	Change %
Adjusted Operating Expenses	$14,512	$14,876	$(364)	(2)%

	Six Months Ended June 30,
	2018	2017	Change $	Change %
Adjusted Operating Expenses	$30,560	$31,233	$(673)	(2)%

For the three and six months ended June 30, 2018, the decrease in Corporate Adjusted Operating Expenses primarily reflects a benefit from cost savings initiatives.

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

As of June 30, 2018, we had $132.2 million in Cash and cash equivalents, $165.1 million in Short-term marketable securities and $58.0 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $85.6 million held by our foreign subsidiaries as of June 30, 2018. Due to our net operating loss carryforwards and the effects of the Tax Act of 2017, we could repatriate amounts to the U.S. with minimal income tax effects.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2018 compared to the prior year were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	Change $	Change %
Net cash provided by operating activities of continuing operations	$61,792	$25,060	$36,732	147%
Net cash used in investing activities	(13,579)	(84,562)	70,983	(84)%
Net cash used in financing activities	(44,458)	(44,711)	253	(1)%
Effect of exchange rate changes on cash and cash equivalents	(530)	1,481	(2,011)	(136)%
Net increase (decrease) in cash and cash equivalents	$3,225	$(102,732)	$105,957	(103)%

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2018 increased $36.7 million. The increase was primarily due to the timing of collections on Accounts receivable, net, a $15.0 million prepayment for a license in 2017 and lower payments in 2018 for restructuring plans and corporate bonuses, partially offset by a $5.5 million payment related to TiVo Solutions' acquisition of Cubiware as a post-acquisition employment milestone was achieved during the six months ended June 30, 2018. We expect to make material cash payments for restructuring actions in connection with the Profit Improvement Plan through the middle of 2019. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part II, Item 1A. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

Net cash used in investing activities for the six months ended June 30, 2018 decreased $71.0 million. Net proceeds from marketable security investment transactions decreased by $21.9 million compared to the prior year. The increase in capital expenditures for the six months ended June 30, 2018 was primarily associated with infrastructure projects designed to integrate the TiVo Acquisition. We expect 2018 full year capital expenditures of between $20 million and $30 million for infrastructure projects designed to support anticipated growth in our business and to strengthen our operations infrastructure. We also expect elevated capital expenditures to continue in 2019 as we complete the facility rationalization portion of our Profit Improvement Plan.

Net cash used in investing activities for the six months ended June 30, 2017 also reflects transactions related to the Dissenting Holders in connection with the TiVo Acquisition. On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal in the Delaware Court of Chancery. On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. For additional details regarding the settlement with the Dissenting Holders, see Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Net cash used in financing activities for the six months ended June 30, 2018 includes a decrease of $7.1 million in tax withholding payments from the net share settlement of restricted awards, partially offset by a decrease in cash receipts of $6.8 million from sales of stock through our employee stock purchase plan and the exercise of employee stock options. Net cash used in financing activities for the six months ended June 30, 2018 and 2017 each reflect $3.5 million in principal payments on Term Loan Facility B. The six months ended June 30, 2017 also includes the effect of refinancing Term Loan Facility B. For the six months ended June 30, 2018 and 2017, dividends of $0.36 per share were declared resulting in an aggregate cash payment of $44.3 million and $43.3 million, respectively.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million, which remains available as of June 30, 2018.

Capital Resources

The outstanding principal and carrying amount of debt we issued or assumed was as follows (in thousands):

	June 30, 2018		December 31, 2017
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$319,107	$345,000	$311,766
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	672,000	668,361	675,500	671,281
Total	$1,017,048	$987,516	$1,020,548	$983,095

During the next twelve months, $7.0 million of outstanding principal is scheduled to mature. For more information on our borrowings, see Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that mature on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture").

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of June 30, 2018, the 2020 Convertible Notes are convertible at a conversion rate of 36.9520 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $27.0621 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of June 30, 2018, the 2021 Convertible Notes are convertible at a conversion rate of 23.0879 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $36.6296 per share of TiVo Corporation common stock.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our estimates, assumptions and judgments are based on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Making estimates, assumptions and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Management believes the estimates, assumptions and judgments employed and resulting amounts reported in the Condensed Consolidated Financial Statements are reasonable; however, actual results could differ materially.

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

Revenue Recognition

General

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration we expect to receive in exchange for those goods or services, which may include various combinations of products and services which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Contract Modifications

Contracts may be modified due to changes in contract specifications or customer requirements. Contract modifications occur when the change in terms either creates new enforceable rights and obligations or changes existing enforceable rights and obligations. The effect of a contract modification for goods and services that are not distinct in the context of the contract on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Contract modifications that result in goods or services that are distinct from the previously existing contract are accounted for prospectively.

Variable Consideration

When a contract with a customer includes a variable transaction price, an estimate of the consideration to which we expect to be entitled to for transferring the promised goods or services is made at contract inception. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. Under either approach to estimating variable consideration, the estimate considers all information (historical, current and forecast) that is reasonably available at contract inception. The amount of variable consideration is estimated at contract inception and updated as additional information becomes available. The estimate of variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Subsequent changes in the transaction price resulting from changes in the estimate of variable consideration are allocated to the performance obligations in the contract on the same basis as at contract inception.

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

Due to the nature of the work required to be performed on some performance obligations, significant judgment may be required to determine the transaction price. It is common for our license agreements to contain provisions that can either increase or decrease the transaction price. These variable amounts are generally estimated based on usage or the achievement of performance metrics. In addition to estimating variable consideration, significant judgment is necessary to identify forms of variable consideration, determine whether the variable consideration relates to a sales-based or usage-based royalty of intellectual property and the determination of whether and when to include estimates of variable consideration in the transaction price.

Some hardware products are sold with a right of return and in other circumstances, other credits or incentives may be provided such as consideration (sales incentives) given to customers or resellers, which are accounted for as variable consideration and recognized as a reduction to the revenue recognized. Estimates of returns, credits and incentives are made at contract inception and updated each reporting period.

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

Passport Revenues

               We license our Passport IPG software to pay TV providers in North and South America. We generally receive per-subscriber per-month fees for licenses to the Passport IPG software and support. Due to the usage-based royalty provisions of the revenue recognition guidance, revenue is generally recognized in the month the customer uses the software.

Advertising

We generate advertising revenue through our IPGs. Advertising revenue is recognized when the related advertisement is provided. Advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

TiVo-enabled DVRs and TiVo Service

We sell TiVo-enabled DVRs and the related service directly to customers through sales programs via the TiVo.com website and license the sale of TiVo-enabled DVRs through a limited number of retailers. For sales through the TiVo.com website, the customer receives a DVR and commits to either a minimum subscription period of one year or for the lifetime of the DVR. After the initial subscription period, customers have various pricing options when they renew their subscription. Customers have the right to return the DVR within 30 days of purchase. Customers have the right to cancel their subscription to the TiVo service within 30 days of subscription activation for a full refund. For licensed sales of TiVo-enabled DVRs through retailers, the customer commits to either a minimum subscription period of one year or for the lifetime of the DVR.

The stand-alone selling price for the TiVo service is established based on stand-alone sales of the service and varies by the length of the service period. The stand-alone selling price of the DVR is determined based on the price for which we would sell the DVR without any service commitment from the customer.

The transaction price allocated to the DVR is recognized as revenue on delivery and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenues from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including, but not limited to, customer retention rates, the timing of new product introductions and historical experience. As of June 30, 2018, we recognize revenue for lifetime subscriptions over a 66-month period. We periodically reassess the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from our estimate, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

Shipping and handling costs associated with outbound freight after control of a DVR has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of hardware revenues, excluding depreciation and amortization of intangible assets as incurred.

Contractual Obligations

As a result of TiVo Solutions' acquisition of Cubiware, certain payments contingent on the occurrence of specified events may be payable. The contingent payments include guaranteed payments of $9.0 million provided certain key individuals remain employed through May 2018. During the three months ended June 30, 2018, we paid $5.5 million related to the guaranteed payments as certain employment conditions were satisfied.

In the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we may enter into agreements with certain vendors that allow the vendor to procure inventory based on defined criteria or requirements. As a result of a manufacturing outsourcing agreement that became effective during the three months ended June 30, 2018, our unconditional purchase obligations as of June 30, 2018 were reduced to $3.9 million.

For information about our contractual obligations, see "Contractual Obligations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by reference herein. Other than the items described above, our contractual obligations have not changed materially since December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could effect our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated reference herein. Our exposure to market risk has not changed materially since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is contained in Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may choose to repurchase shares under our ongoing repurchase program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value and there are no alternative investment opportunities expected to generate a higher risk-adjusted return on investment.

The following table provides information about the Company's purchases of its common stock during the three months ended June 30, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2018	—	$—	—	$150,000
May 2018	—	$—	—	$150,000
June 2018	—	$—	—	$150,000
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended June 30, 2018, we withheld 0.1 million shares of common stock to satisfy $1.3 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form+	Filing Date	Exhibit Number	Filed Herewith
10.10	Executive Retention Plan Participant Letter for Pamela Sergeeff**	8-K	May 15, 2018	10.1
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Furnished herewith.
** Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ Raghavendra Rau
August 8, 2018		Raghavendra Rau
Interim President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
August 8, 2018		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
August 8, 2018		Wesley Gutierrez
Chief Accounting Officer and Treasurer