Form 10-Q
period 2018-09-30
TiVo Corp
filed 2018-11-07
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(in thousands)	Outstanding as of
Class	October 31, 2018
Common Stock	123,927

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$149,655	$128,965
Short-term marketable securities	162,073	140,866
Accounts receivable, net	173,749	180,768
Inventory	7,963	11,581
Prepaid expenses and other current assets	36,012	40,719
Total current assets	529,452	502,899
Long-term marketable securities	70,296	82,711
Property and equipment, net	50,689	55,244
Intangible assets, net	524,057	643,924
Goodwill	1,813,183	1,813,227
Other long-term assets	57,104	65,673
Total assets	$3,044,781	$3,163,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$92,557	$135,852
Unearned revenue	49,667	55,393
Current portion of long-term debt	7,000	7,000
Total current liabilities	149,224	198,245
Taxes payable, less current portion	4,694	3,947
Unearned revenue, less current portion	50,356	58,283
Long-term debt, less current portion	982,801	976,095
Deferred tax liabilities, net	51,150	50,356
Other long-term liabilities	14,982	23,736
Total liabilities	1,253,207	1,310,662
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 125,629 shares issued and 123,875 shares outstanding as of September 30, 2018; and 123,385 shares issued and 122,116 shares outstanding as of December 31, 2017	126	123
Treasury stock, 1,754 shares and 1,269 shares as of September 30, 2018 and December 31, 2017, respectively, at cost	(31,495)	(24,740)
Additional paid-in capital	3,249,615	3,273,022
Accumulated other comprehensive loss	(4,297)	(2,738)
Accumulated deficit	(1,422,375)	(1,392,651)
Total stockholders’ equity	1,791,574	1,853,016
Total liabilities and stockholders’ equity	$3,044,781	$3,163,678

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net:
Licensing, services and software	$160,783	$188,031	$516,495	$577,545
Hardware	3,926	9,867	10,911	34,675
Total Revenues, net	164,709	197,898	527,406	612,220
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	40,749	42,811	126,547	124,398
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,220	9,889	14,260	35,877
Research and development	42,053	48,872	133,894	144,386
Selling, general and administrative	39,867	47,431	133,906	147,121
Depreciation	5,338	5,015	16,252	15,869
Amortization of intangible assets	37,242	41,722	119,463	125,100
Restructuring and asset impairment charges	2,921	3,710	8,568	17,623
Total costs and expenses	172,390	199,450	552,890	610,374
Operating (loss) income	(7,681)	(1,552)	(25,484)	1,846
Interest expense	(12,436)	(10,990)	(36,241)	(31,827)
Interest income and other, net	861	1,059	2,971	3,819
Gain (loss) on interest rate swaps	1,033	(39)	7,185	(1,374)
TiVo Acquisition litigation	—	(1,100)	—	(14,006)
Loss on debt extinguishment	—	—	—	(108)
Loss on debt modification	—	—	—	(929)
Loss from continuing operations before income taxes	(18,223)	(12,622)	(51,569)	(42,579)
Income tax expense	4,769	4,341	13,305	13,816
Loss from continuing operations, net of tax	(22,992)	(16,963)	(64,874)	(56,395)
Income from discontinued operations, net of tax	143	—	3,738	—
Net loss	$(22,849)	$(16,963)	$(61,136)	$(56,395)

Basic loss per share:
Continuing operations	$(0.19)	$(0.14)	$(0.53)	$(0.47)
Discontinued operations	—	—	0.03	—
Basic loss per share	$(0.19)	$(0.14)	$(0.50)	$(0.47)
Weighted average shares used in computing basic per share amounts	123,459	120,935	122,756	119,994

Diluted loss per share:
Continuing operations	$(0.19)	$(0.14)	$(0.53)	$(0.47)
Discontinued operations	—	—	0.03	—
Diluted loss per share	$(0.19)	$(0.14)	$(0.50)	$(0.47)
Weighted average shares used in computing diluted per share amounts	123,459	120,935	122,756	119,994

Dividends declared per share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(22,849)	$(16,963)	$(61,136)	$(56,395)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(286)	267	(1,889)	3,394
Unrealized gains on marketable securities
Change in unrealized gains on marketable securities	222	82	114	351
Less: Reclassification adjustment on sale	—	—	216	—
Other comprehensive (loss) income, net of tax	(64)	349	(1,559)	3,745
Comprehensive loss	$(22,913)	$(16,614)	$(62,695)	$(52,650)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(61,136)	$(56,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of tax	(3,738)	—
Depreciation	16,252	15,869
Amortization of intangible assets	119,463	125,100
Amortization of convertible note discount and note issuance costs	11,586	11,016
Restructuring and asset impairment charges	8,568	17,623
Equity-based compensation	28,226	38,781
Change in fair value of interest rate swaps	(10,245)	(5,102)
TiVo Acquisition litigation	—	14,006
Loss on debt extinguishment	—	108
Loss on debt modification	—	929
Deferred income taxes	(447)	1,035
Other operating, net	1,819	(3,358)
Changes in operating assets and liabilities:
Accounts receivable	30,548	(42,155)
Inventory	3,618	1,476
Prepaid expenses and other current assets and other long-term assets	7,377	(58,411)
Accounts payable and accrued expenses and other long-term liabilities	(35,237)	(29,680)
Taxes payable	(474)	2,141
Unearned revenue	(2,445)	18,276
Net cash provided by operating activities of continuing operations	113,735	51,259
Net cash provided by operating activities of discontinued operations	—	—
Net cash provided by operating activities	113,735	51,259
Cash flows from investing activities:
Payments for purchase of short- and long-term marketable securities	(150,583)	(121,979)
Proceeds from sales or maturities of short- and long-term marketable securities	142,753	150,261
Return of cash paid for TiVo Acquisition	—	25,143
Payment to Dissenting Holders in TiVo Acquisition	—	(117,030)
Payments for purchase of property and equipment	(17,053)	(22,534)
Payments for purchase of patents	—	(2,000)
Other investing, net	15	(67)
Net cash used in investing activities	(24,868)	(88,206)
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	681,552
Principal payments on long-term debt	(5,250)	(687,750)
Payments for dividends	(66,687)	(65,238)
Payments for contingent consideration and deferred holdback	(1,874)	(2,650)
Payments for withholding taxes related to net settlement of restricted awards	(6,755)	(12,784)
Proceeds from employee stock purchase plan and exercise of employee stock options	12,854	22,364
Net cash used in financing activities	(67,712)	(64,506)
Effect of exchange rate changes on cash and cash equivalents	(465)	1,613
Net increase (decrease) in cash and cash equivalents	20,690	(99,840)
Cash and cash equivalents at beginning of period	128,965	192,627
Cash and cash equivalents at end of period	$149,655	$92,787

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

The Company is a global leader in media and entertainment products that power consumer entertainment experiences and enable its customers to deepen and further monetize their audience relationships. The Company provides a broad set of intellectual property, cloud-based services and set-top box ("STB") solutions that enable people to find and enjoy online video, television ("TV"), movies and music entertainment, including content discovery through device-embedded and cloud-based user experience ("UX"), including interactive program guides (“IPGs”), digital video recorders ("DVRs"), natural language voice and text search, cloud-based recommendations services and the Company's extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content). The Company's integrated platform includes software and cloud-based services that provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand ("VOD") and over-the-top ("OTT") content into one intuitive user interface with simple universal search, discovery, viewing and recording, to create a unified viewing experience. The Company distributes its products through service provider relationships, integrated into third-party devices and directly to retail consumers. The Company also offers data analytics solutions which enable advanced audience targeting and measurement in linear and OTT TV advertising. Solutions are sold globally to cable, satellite, consumer electronics ("CE"), entertainment, media and online distribution companies, and, in the United States, the Company sells a suite of DVR and whole home media products and services directly to retail consumers.

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and the results of operations for the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Actual results may differ from those estimates.

Concentrations of Risk

The TiVo service is enabled using a DVR manufactured by a third-party. The Company also relies on third parties with whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with the Company or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

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

The Company performs ongoing credit evaluations of its customers. The Company reviews its accounts receivable to identify potential collection issues. A specific allowance for doubtful accounts is recorded when warranted by specific customer circumstances, such as in the case of a bankruptcy filing, a deterioration in the customer's operating results or financial position or the past due status of a receivable based on its contractual payment terms. For customers for which a specific allowance for doubtful accounts was recorded, adjustments to recoverability estimates are recorded when there are subsequent changes in the specific customer's circumstances. For accounts receivable not specifically reserved, an allowance for doubtful accounts is recorded based on historical loss experience and other currently available evidence. Accounts receivable deemed uncollectible are charged off when collection efforts have been exhausted.

Contract Assets

Contract assets primarily consist of revenue recognized in excess of the amount billed to the customer, limited to net realizable value and deferred engineering costs for significant software customization or modification and set-up services to the extent deemed recoverable. Contract assets for unbilled receivables are reclassified to Accounts receivable, net when the right to payment becomes unconditional.

Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission. The incremental costs of obtaining a contract with a customer are recognized as an asset when the expected period of benefit is greater than one year. The incremental costs of obtaining a contract with a customer are amortized on a straight-line basis over a period of time commensurate with the period of benefit, generally three to five years, which considers the transfer of goods or services to which the assets relate, technological developments during the period of benefit, customer history and other factors. The period of benefit is generally the estimated life of the customer relationship if renewals are expected, and may exceed the contract term. Amortization of the capitalized incremental costs of obtaining a contract with a customer is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Patent Licensing Agreements

The Company licenses its discovery patent portfolio to traditional pay TV providers, virtual service providers, OTT video providers, CE manufacturers and others. The Company licenses its patented technology portfolio under two revenue models: (i) fixed-fee licenses and (ii) per-unit royalty licenses.

The Company's long-term fixed-fee license agreements provide rights to future patented technologies over the term of the agreement that are highly interdependent or highly interrelated to the patented technologies provided at the inception of the agreement. The Company treats these rights as a single performance obligation with revenue recognized on a straight-line basis over the term of the fixed-fee license agreement.

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

The Company recognizes revenue from per-unit royalty licenses in the period in which the licensee's sales are estimated to have occurred, which results in an adjustment to revenue when actual sales are subsequently reported by the licensees, which is generally in the month or quarter following usage or shipment. The Company generally recognizes revenue from per-unit royalty licenses on a per-subscriber per-month model for licenses with service providers and a per-unit shipped model for licenses with CE manufacturers.

Arrangements with Multiple System Operators for the TiVo Service

The Company's arrangements with multiple system operators ("MSOs") typically include software customization and set-up services, associated maintenance and support, limited training, post-contract support, TiVo-enabled DVRs, non-DVR STBs and the TiVo service.

The Company has two types of arrangements with MSOs that include technology deployment and engineering services. In instances where the Company hosts the TiVo service, non-refundable payments received for customization and set-up services are deferred and recognized as revenue over the contractual term. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as the related TiVo service revenue is recognized. The Company estimates the stand-alone selling prices for training, DVRs, non-DVR STBs and maintenance and support based on the price charged in stand-alone sales of the promised good or service. The stand-alone selling price for the TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. For a term license to the TiVo service, the Company receives license fees for the hosted TiVo service on either a per-subscriber per-month basis or a fixed fee. The Company recognizes revenue from per-subscriber per-month licenses during the month the TiVo service is provided to the customer and recognizes revenue from fixed fee licenses ratably over the license period.

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

Subscription Services

Subscription services revenues primarily consist of fees to provide customers with access to one or more of the Company's hosted products such as its i-Guide IPG, advanced search and recommendations, metadata and analytics products, including routine customer support. The Company generally receives per-subscriber per-month fees for its i-Guide IPG and search and recommendations service and revenue is recorded in the month the customer uses the service. The Company generally receives a monthly or quarterly fee from its metadata or analytics licenses for the right to use its metadata or access its analytics platform and to receive regular updates. Revenue from the Company's metadata and analytics service is recognized ratably over the subscription period.

Passport Software

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

The transaction price allocated to the DVR is recognized as revenue on delivery and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenues from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including, but not limited to, customer retention rates, the timing of new product introductions and historical experience. As of September 30, 2018, the Company recognizes revenue for lifetime subscriptions over a 66-month period. The Company periodically reassesses the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from the Company's estimate, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

Shipping and handling costs associated with outbound freight after control of a DVR has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of hardware revenues, excluding depreciation and amortization of intangible assets as incurred.

Recent Accounting Pronouncements

Standards Recently Adopted

In January 2017, the Financial Accounting Standards ("FASB") clarified the definition of a business. The clarified guidance provides a more defined framework to use in determining when a set of assets and activities constitute a business. The clarified definition was effective for the Company on January 1, 2018 and was applied using a prospective transition approach. Application of this guidance did not have an effect on the Condensed Consolidated Financial Statements.

In October 2016, the FASB amended its guidance on the tax effects of intra-entity transfers of assets other than inventory. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendment was effective for the Company on January 1, 2018 and was applied using a modified retrospective transition approach. Application of this guidance did not have an effect on the Condensed Consolidated Financial Statements.

In August 2016, the FASB issued clarifying guidance on the presentation of eight specific cash flow issues for which previous guidance was either unclear or not specific. The clarified guidance was effective for the Company on January 1, 2018 and was applied using a retrospective transition approach. Application of this guidance did not have an effect on the Condensed Consolidated Financial Statements.

In March 2016, the FASB provided guidance for the derecognition of prepaid stored-value product liabilities, such as gift cards. Pursuant to this guidance, among other criteria, prepaid stored-value product liabilities are eligible to be derecognized when the likelihood of redemption becomes remote. The guidance was effective for the Company on January 1, 2018 and was applied using a modified retrospective transition approach. On adoption, the Company recorded a cumulative effect adjustment, net of tax effects, of $2.2 million that reduced Accumulated deficit for prepaid stored-value product liabilities where the likelihood of redemption was deemed to be remote at the adoption date.

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

Standards Pending Adoption

In August 2018, the FASB modified the requirements for capitalizing costs incurred to implement a hosting arrangement that is a service contract. The modified requirements were intended to align the cost capitalization requirements for hosting arrangements with the cost capitalization requirements for internal-use software. The modified guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. The guidance can be applied prospectively to all arrangements entered into or materially modified after the effective date or using a retrospective transition approach. The Company does not expect application of the modified requirements for capitalizing costs incurred to implement a hosting arrangement to have a material effect on its Condensed Consolidated Financial Statements.

In March 2017, the FASB shortened the amortization period for certain investments in callable debt securities held at a premium to the earliest call date. Application of the shortened amortization period is effective for the Company beginning on January 1, 2019 on a modified retrospective basis, with early application permitted. The Company does not expect application of the shortened amortization period to have a material effect on its Condensed Consolidated Financial Statements.

In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance also amends the other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments for credit-related losses through an allowance and eliminating the length of time a security has been in an unrealized loss position as a consideration in the determination of whether a credit loss exists. The updated guidance is effective for the Company beginning on January 1, 2020 and is effective using a modified retrospective transition approach for the provisions related to application of the current expected credit loss model to financial instruments and using a prospective transition approach for the provisions related to credit losses on available-for-sale debt securities. Early application is permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued a new accounting standard for leases. The new lease accounting standard generally requires the recognition of operating and financing lease liabilities and corresponding right-of-use assets on the statement of financial position. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. On transition, the difference between the right-of-use asset and lease liabilities, net of any previously recognized lease-related assets and liabilities and any resulting deferred tax impact, is recognized as an adjustment to retained earnings.

The new lease accounting standard is effective for the Company beginning on January 1, 2019 using a modified retrospective transition approach, with early application permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements and expects to apply the package of practical expedients permitted under the transition guidance within the new lease accounting standard, which among other things, permits the historical lease classification to carryforward. The Company also expects to apply a practical expedient to combine lease and non-lease components within a lease and to apply the transition alternative to record the cumulative effect of adoption on the date of initial application (i.e., January 1, 2019). Adoption of the new lease accounting standard is expected to result in the recognition of the present value of the Company's existing minimum lease payments as lease liabilities and a corresponding right-of-use asset, which may be material to the Condensed Consolidated Balance Sheets. The new lease accounting standard is not expected to materially affect the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss or the Condensed Consolidated Statements of Cash Flows.

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

(3) Discontinued Operations

In the three and nine months ended September 30, 2018, the Company recognized Income from discontinued operations, net of tax of $0.1 million and $3.7 million, respectively, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals, partially offset by an increase in legal defense costs.

(4) Financial Statement Details

Inventory (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,042	$1,846
Finished goods	6,921	9,735
Inventory	$7,963	$11,581

Property and equipment, net (in thousands):

	September 30, 2018	December 31, 2017
Computer software and equipment	$158,490	$150,098
Leasehold improvements	45,303	44,981
Furniture and fixtures	9,971	9,137
Property and equipment, gross	213,764	204,216
Less: Accumulated depreciation and amortization	(163,075)	(148,972)
Property and equipment, net	$50,689	$55,244

Accounts payable and accrued expenses (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$10,828	$10,517
Accrued compensation and benefits	33,566	47,886
Other accrued liabilities	48,163	77,449
Accounts payable and accrued expenses	$92,557	$135,852

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

The impact of adoption of the amended revenue and cost recognition guidance on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended September 30, 2018
	As Reported	As If Applying Prior Guidance	Effect of Change Higher/(Lower)
Total Revenues, net	$164,709	$170,868	$(6,159)
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	40,749	41,512	(763)
Selling, general and administrative	39,867	40,195	(328)
Loss from continuing operations before income taxes	(18,223)	(13,155)	(5,068)
Income tax expense	4,769	5,143	(374)
Loss from continuing operations, net of tax	(22,992)	(18,298)	(4,694)

	Nine Months Ended September 30, 2018
	As Reported	As If Applying Prior Guidance	Effect of Change Higher/(Lower)
Total Revenues, net	$527,406	$543,871	$(16,465)
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	126,547	128,458	(1,911)
Selling, general and administrative	133,906	134,232	(326)
Loss from continuing operations before income taxes	(51,569)	(37,341)	(14,228)
Income tax expense	13,305	14,460	(1,155)
Loss from continuing operations, net of tax	(64,874)	(51,801)	(13,073)

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

Revenue Details

The following tables depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by product offering (in Note 15), significant customer, contract-type and geographic area. These tables include revenue recognized from contracts with customers and revenue from other sources, including out-of-license settlements. As noted above, amounts for the three and nine months ended September 30, 2017 have not been adjusted to reflect adoption of the amended revenue recognition guidance.

Customers representing 10% or more of Total Revenues, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
AT&T Inc. ("AT&T")	11%	14%	10%	14%

Substantially all revenue from AT&T is reported in the Intellectual Property Licensing segment.

By segment, the pattern of revenue recognition was as follows (in thousands):

	Three Months Ended September 30, 2018
	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$22,093	$26,528	$48,621
Goods and services transferred over time	72,519	39,768	112,287
Out-of-license settlements	—	3,801	3,801
Total Revenues, net	$94,612	$70,097	$164,709

	Nine Months Ended September 30, 2018
	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$79,569	$81,977	$161,546
Goods and services transferred over time	224,682	125,212	349,894
Out-of-license settlements	—	15,966	15,966
Total Revenues, net	$304,251	$223,155	$527,406

Total Revenues, net by geographic area was as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
United States	$115,312	$351,423
United Kingdom	9,131	56,361
Rest of the world	40,266	119,622
Total Revenues, net	$164,709	$527,406

Revenue by geography is predominately based on the end user's location. Other than the United States, no country accounted for more than 10% of revenue for the three months ended September 30, 2018. Other than the United States and the United Kingdom, no country accounted for more than 10% of revenue for the nine months ended September 30, 2018.

Accounts receivable, net (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable, gross	$176,499	$183,343
Less: Allowance for doubtful accounts	(2,750)	(2,575)
Accounts receivable, net	$173,749	$180,768

Customers representing 10% or more of Accounts receivable, net were as follows.

	September 30, 2018	December 31, 2017
AT&T	16%	28%
Virgin Media	11%	(a)

(a) Customer below 10% of Accounts receivable, net as of the date presented.

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

	September 30, 2018	January 1, 2018
Accounts receivable, net	$46,154	$68,858
Prepaid expenses and other current assets	1,527	1,167
Other long-term assets	7,988	6,783
Total contract assets, net	$55,669	$76,808

No impairment losses were recognized with respect to contract assets for the three and nine months ended September 30, 2018.

Contract liabilities are mainly comprised of unearned revenue related to consumer lifetime subscriptions for the TiVo service and multi-period licensing or cloud-based services and other offerings for which the Company is paid in advance of when control of the promised good or service is transferred to the customer. Unearned revenue also includes amounts related to professional services to be performed in the future. For the three and nine months ended September 30, 2018, the Company recognized $10.3 million and $33.3 million, respectively, of revenue that had been included in Unearned revenue as of December 31, 2017.

As of September 30, 2018, approximately $818.6 million of revenue is expected to be recognized from remaining performance obligations that are primarily related to fixed-fee intellectual property and software-as-a-service agreements, which is expected to be recognized as follows: 7.2% in the remainder of 2018, 25.6% in 2019, 18.5% in 2020, 13.0% in 2021, 9.5% in 2022, and 26.1% thereafter.

(6) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$45,530	$—	$—	$45,530
Cash equivalents - Money market funds	104,125	—	—	104,125
Cash and cash equivalents	$149,655	$—	$—	$149,655

Corporate debt securities	$115,765	$4	$(420)	$115,349
U.S. Treasuries / Agencies	117,298	—	(278)	117,020
Marketable securities	$233,063	$4	$(698)	$232,369
Cash, cash equivalents and marketable securities				$382,024

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$38,996	$—	$—	$38,996
Cash equivalents - Money market funds	89,969	—	—	89,969
Cash and cash equivalents	$128,965	$—	$—	$128,965

Auction rate securities	$10,800	$—	$(216)	$10,584
Corporate debt securities	102,794	—	(397)	102,397
Foreign government obligations	2,249	—	(4)	2,245
U.S. Treasuries / Agencies	108,781	—	(430)	108,351
Marketable securities	$224,624	$—	$(1,047)	$223,577
Cash, cash equivalents and marketable securities				$352,542

As of September 30, 2018, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$162,530	$162,073
Due in 1-2 years	70,533	70,296
Total	$233,063	$232,369

As of September 30, 2018 and December 31, 2017, the Condensed Consolidated Balance Sheets include equity securities accounted for under the equity method with a carrying amount of $1.7 million and $1.1 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $1.5 million and $1.5 million, respectively. The carrying amount of the Company's equity securities without a readily determinable fair value is measured as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical, or a similar, security of the same issuer. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized for the three and nine months ended September 30, 2018 and 2017.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the three and nine months ended September 30, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

Recurring Fair Value Measurements
Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	September 30, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$104,125	$104,125	$—	$—
Short-term marketable securities
Corporate debt securities	85,785	—	85,785	—
U.S. Treasuries / Agencies	76,288	—	76,288	—
Prepaid expenses and other current assets
Interest rate swaps	231	—	231	—
Long-term marketable securities
Corporate debt securities	29,564	—	29,564	—
U.S. Treasuries / Agencies	40,732	—	40,732	—
Other long-term assets
Interest rate swaps	440	—	440	—
Total Assets	$337,165	$104,125	$233,040	$—
Liabilities
Other long-term liabilities
Interest rate swaps	$(145)	$—	$(145)	$—
Total Liabilities	$(145)	$—	$(145)	$—

The Company's interest rate swaps are subject to master netting arrangements and have been presented on a net basis in the Condensed Consolidated Balance Sheets where applicable. As of September 30, 2018, interest rate swaps in an asset position with a fair value of $0.7 million that mature in 2021 were netted against interest rate swaps in a liability position with a fair value of $0.2 million that mature in 2021 in the Condensed Consolidated Balance Sheets and in the table above.

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$89,969	$89,969	$—	$—
Short-term marketable securities
Corporate debt securities	49,396	—	49,396	—
Foreign government obligations	2,245	—	2,245	—
U.S. Treasuries / Agencies	89,225	—	89,225	—
Long-term marketable securities
Auction rate securities	10,584	—	—	10,584
Corporate debt securities	53,001	—	53,001	—
U.S. Treasuries / Agencies	19,126	—	19,126	—
Total Assets	$313,546	$89,969	$212,993	$10,584
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(2,234)	$—	$—	$(2,234)
Other long-term liabilities
Interest rate swaps	(9,735)	—	(9,735)	—
Total Liabilities	$(11,969)	$—	$(9,735)	$(2,234)
Rollforward of Level 3 Fair Value Measurements

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$(3,599)	$10,584	$(5,715)
Settlements	1,874	—	2,650
Transfers out (a)	1,700	—	—
Gain (loss) included in earnings	25	—	(386)
Balance at end of period	$—	$10,584	$(3,451)

	Nine Months Ended September 30,
	2018		2017
	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$10,584	$(2,234)	$10,368	$(5,273)
Sales	(10,715)	—	—	—
Settlements	—	1,874	—	2,650
Transfers out (a)	—	1,700	—	—
Gain (loss) included in earnings	(85)	(1,340)	—	(828)
Unrealized loss reclassified on sale	216	—	—	—
Unrealized gains included in other comprehensive income	—	—	216	—
Balance at end of period	$—	$—	$10,584	$(3,451)

(a)	During the three and nine months ended September 30, 2018, $1.7 million related to the Cubiware contingent consideration was reclassified to a contingent liability that is not measured at fair value.

For the three and nine months ended September 30, 2018, the Gain (loss) included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $0.1 million gain and a $1.1 million loss, respectively, and in Interest expense related to accretion of the liability to future value of less than $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2017, the Gain (loss) included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $0.2 million and $0.3 million loss, respectively, and in Interest expense related to accretion of the liability to future value of $0.1 million and $0.5 million, respectively.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
2020 Convertible Notes	$322,849	$328,412	$311,766	$326,888
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	666,904	668,574	671,281	679,722
Total Long-term debt	$989,801	$997,034	$983,095	$1,006,658

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

(8) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Product	Intellectual Property Licensing	Total
December 31, 2017	$521,895	$1,291,332	$1,813,227
Foreign currency translation	(44)	—	(44)
September 30, 2018	$521,851	$1,291,332	$1,813,183

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2018
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,034,085	$(742,956)	$291,129
Existing contracts and customer relationships	402,896	(190,692)	212,204
Content databases and other	57,157	(50,433)	6,724
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,502,438	(992,381)	510,057
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,516,438	$(992,381)	$524,057

	December 31, 2017
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,034,458	$(676,465)	$357,993
Existing contracts and customer relationships	403,244	(139,289)	263,955
Content databases and other	57,053	(49,077)	7,976
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,503,055	(873,131)	629,924
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,517,055	$(873,131)	$643,924

Patent Acquisition

In the nine months ended September 30, 2017, the Company purchased a portfolio of patents for $2.0 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

Future Amortization of Finite-Lived Intangible Assets

As of September 30, 2018, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2018	$27,763
2019	109,855
2020	109,109
2021	66,341
2022	38,602
Thereafter	158,387
Total	$510,057

(9) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Facility-related costs	$99	$3,034	$387	$4,244
Severance costs	2,822	220	5,606	4,260
Share-based payments	—	456	2,575	2,374
Contract termination costs	—	—	—	4
Asset impairment	—	—	—	6,741
Restructuring and asset impairment charges	$2,921	$3,710	$8,568	$17,623

Components of accrued restructuring costs were as follows (in thousands):

	September 30, 2018	December 31, 2017
Facility-related costs	$459	$693
Severance costs	3,337	584
Contract termination costs	—	37
Accrued restructuring costs	$3,796	$1,314

The Company expects a substantial portion of the accrued restructuring costs to be paid by the end of 2018.

Profit Improvement Plan

In February 2018, the Company announced its intention to explore strategic alternatives. In connection with exploring strategic alternatives, the Company initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, the Company expects to move certain positions to lower cost locations, eliminate layers of management and rationalize facilities resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities for the Profit Improvement Plan for the nine months ended September 30, 2018 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$47	$(47)	$—	$—	$—
Severance costs	—	5,478	(2,276)	—	(11)	3,191
Share-based payments	—	2,575	—	(2,575)	—	—
Total	$—	$8,100	$(2,323)	$(2,575)	$(11)	$3,191

The Company expects to incur material restructuring costs in connection with the Profit Improvement Plan through the middle of 2019.

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing integration plans that were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As a result of these integration plans, the Company eliminated duplicative positions resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities related to the TiVo Integration Restructuring Plan for the nine months ended September 30, 2018 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Other	Balance at End of Period
Facility-related costs	$111	$280	$(165)	$(39)	$187
Severance costs	448	127	(564)	1	12
Total	$559	$407	$(729)	$(38)	$199

As of September 30, 2018, the TiVo Integration Restructuring Plan is substantially complete.

Legacy Rovi and TiVo Solutions Restructuring Plans

Prior to the TiVo Acquisition, Rovi and TiVo Solutions had each initiated restructuring plans. As of September 30, 2018, the Legacy Rovi Restructuring Plan and the Legacy TiVo Solutions Restructuring Plan are complete. For the nine months ended September 30, 2018, Restructuring and asset impairment charges of $0.1 million were recognized in the Condensed Consolidated Statements of Operations related to these plans. As of September 30, 2018, accrued restructuring costs of $0.4 million are included in the Condensed Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plan.

(10) Debt and Interest Rate Swaps

A summary of debt issued by or assumed by the Company was as follows (dollars in thousands):

				September 30, 2018		December 31, 2017
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$322,849	$345,000	$311,766
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	670,250	666,904	675,500	671,281
Total Long-term debt				$1,015,298	989,801	$1,020,548	983,095
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$982,801		$976,095

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2018, the 2020 Convertible Notes are convertible at a conversion rate of 37.4422 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $26.7078 per share of TiVo Corporation common stock.

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

	September 30, 2018	December 31, 2017
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(19,622)	(29,499)
Less: Unamortized debt issuance costs	(2,529)	(3,735)
Carrying amount	$322,849	$311,766

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated interest	$431	$431	$1,294	$1,294
Amortization of debt discount	3,331	3,179	9,877	9,428
Amortization of debt issuance costs	412	374	1,206	1,093
Total interest expense	$4,174	$3,984	$12,377	$11,815

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

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi paid $64.8 million to purchase call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of September 30, 2018, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 12.9 million shares of TiVo Corporation's common stock at an exercise price of $26.7078 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of September 30, 2018, 12.5 million warrants were outstanding with an exercise price of $37.0942 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2018, the 2021 Convertible Notes are convertible at a conversion rate of 23.4025 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $36.1372 per share of TiVo Corporation common stock.

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

Debt Maturities

As of September 30, 2018, aggregate expected principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2018	$1,750
2019 (a)	352,000
2020	7,000
2021	654,548
Total	$1,015,298

(a)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into an interest rate swap or may terminate a previously executed interest rate swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as Gain (loss) on interest rate swaps in the Condensed Consolidated Statements of Operations. Amounts are presented in the Condensed Consolidated Balance Sheets after considering the right of offset based on its master netting agreements. During the three months ended September 30, 2018 and 2017, the Company recorded gains of $1.0 million and losses of $39.0 thousand, respectively, from adjusting its interest rate swaps to fair value. During the nine months ended September 30, 2018 and 2017, the Company recorded gains of $7.2 million and losses of $1.4 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	September 30, 2018	December 31, 2017	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One-month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One-month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One-month USD-LIBOR

(11) Commitments and Contingencies

Purchase Commitments

During the normal course of business, the Company orders finished goods from a third party with advanced lead times that allow the third party to procure component supplies necessary to satisfy the Company’s purchase orders. A significant portion of the Company’s purchase commitments consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, the Company has the option to cancel, reschedule or adjust its purchase commitments based on business needs prior to the purchase order becoming non-cancelable. As of September 30, 2018, the Company had total purchase commitments for finished-goods inventory of $4.4 million, of which $0.7 million was accrued in the Condensed Consolidated Balance Sheets.

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

Under certain circumstances, TiVo Solutions may seek to recover some or all amounts paid to an indemnified party from its insurers. TiVo Solutions does not have any assets held either as collateral or by third parties that, on the occurrence of an event requiring it to indemnify a customer, that could be obtained and liquidated to recover all or a portion of the amounts paid pursuant to its indemnification obligations.

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

On June 15, 2011, TNS Media Research, LLC (d/b/a Kantar Media Audiences, or Kantar) brought a claim for declaratory judgment against TRA Global Inc. (which was acquired by TiVo Inc. in July 2012 and renamed TiVo Research and Analytics, Inc. or TiVo Research) in U.S. District Court alleging non-infringement of a TiVo Research patent, among other claims. TiVo Research responded by alleging affirmative defenses as well as counterclaims alleging infringement by Kantar of the TiVo Research patent at issue and one other patent. On February 22, 2016, the District Court granted Kantar's summary judgment motion on invalidity under Section 101 as to each of TiVo Research's asserted patent claims. On May 18, 2018, the District Court granted Kantar’s motion for attorneys' fees and expenses related to TiVo Research’s patent claims in this action. During the three months ended June 30, 2018, TiVo Research recorded a $4.5 million loss and agreed to transfer of ownership of the two patents at issue to Kantar as part of a settlement agreement. TiVo Research paid the settlement during the three and nine months ended September 30, 2018.

The Company believes it has recorded adequate provisions for any such matters and, as of September 30, 2018, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Condensed Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

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

The number of shares used to calculate Basic and Diluted EPS were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares used in computing basic per share amounts	123,459	120,935	122,756	119,994
Dilutive effect of equity-based compensation awards	—	—	—	—
Weighted average shares used in computing diluted per share amounts	123,459	120,935	122,756	119,994

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted awards	5,401	5,234	4,153	4,444
Stock options	1,907	2,544	2,238	3,004
2020 Convertible Notes (a)	12,918	12,294	12,918	12,294
2021 Convertible Notes (a)	1	1	1	1
Warrants related to 2020 Convertible Notes (a)	12,525	12,079	12,424	12,079
Weighted average potential shares excluded from the calculation of Diluted EPS	32,752	32,152	31,734	31,822

(a)	See Note 10 for additional details.

For the three months ended September 30, 2018 and 2017, 0.6 million and 0.5 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved. For the nine months ended September 30, 2018 and 2017, 0.9 million and 0.5 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $26.7078 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $12.45 per share on September 30, 2018, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

The 2020 Convertible Notes would be dilutive if the Company’s common stock closed at or above $26.7078 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 10 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 10 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $37.0942 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Changes in Shareholders Equity

Changes in stockholders' equity for the three and nine months ended September 30, 2018 were as follows (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	124,528	$125	(1,557)	$(28,925)	$3,257,093	$(4,233)	$(1,399,526)	$1,824,534
Net loss							(22,849)	(22,849)
Other comprehensive income, net of tax						(64)		(64)
Issuance of common stock under employee stock purchase plan	511	—			5,278			5,278
Issuance of restricted stock, net	590	1			—			1
Equity-based compensation					9,526			9,526
Dividends					(22,282)			(22,282)
Withholding taxes related to net share settlement of restricted stock units			(197)	(2,570)				(2,570)
Balance as of September 30, 2018	125,629	$126	(1,754)	$(31,495)	$3,249,615	$(4,297)	$(1,422,375)	$1,791,574

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	123,385	$123	(1,269)	$(24,740)	$3,273,022	$(2,738)	$(1,392,651)	$1,853,016
Cumulative effect adjustment (a)							31,412	31,412
Net loss							(61,136)	(61,136)
Other comprehensive income, net of tax						(1,559)		(1,559)
Issuance of common stock under employee stock purchase plan	1,150	2			12,852			12,854
Issuance of restricted stock, net	1,094	1			—			1
Equity-based compensation					30,252			30,252
Dividends					(66,511)			(66,511)
Withholding taxes related to net share settlement of restricted stock units			(485)	(6,755)				(6,755)
Balance as of September 30, 2018	125,629	$126	(1,754)	$(31,495)	$3,249,615	$(4,297)	$(1,422,375)	$1,791,574

(a) See Note 1 and Note 5 for additional information.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. During the three and nine months ended September 30, 2018 and 2017, no shares were repurchased under the share repurchase program. As of September 30, 2018, the Company had $150.0 million of share repurchase authorization remaining.

The Company issues restricted stock and restricted stock units (collectively, "restricted awards") as part of the equity-based compensation plans described in Note 13. For the majority of restricted stock units, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the three months ended September 30, 2018 and 2017, the Company withheld 0.2 million and 0.1 million shares of common stock to satisfy $2.6 million and $1.5 million of required withholding taxes, respectively. During the nine months ended September 30, 2018 and 2017, the Company withheld 0.5 million and 0.7 million shares of common stock to satisfy $6.8 million and $12.8 million of required withholding taxes, respectively.

Dividends

For the three months ended September 30, 2018 and 2017, the Company declared and paid dividends of $0.18 and $0.18 per share, respectively, for aggregate cash payments of $22.3 million and $21.9 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company declared and paid dividends of $0.54 and $0.54 per share, respectively, for aggregate cash payments of $66.7 million and $65.2 million, respectively.

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

(13) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Restricted awards are generally subject to a four-year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of September 30, 2018, the Company had 30.0 million shares of common stock reserved and 10.8 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the TiVo Acquisition Date. The TiVo 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three-year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four-year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four-year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from the TiVo 2008 Plan generally have a contractual term of seven years. As of September 30, 2018, there were 3.9 million shares of common stock reserved for future issuance as outstanding awards vest under the TiVo 2008 Plan. The TiVo 2008 Plan expired in August 2018, and no further shares of common stock are available for future grant under the TiVo 2008 Plan.

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

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four-month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period. As of September 30, 2018, the Company had 4.7 million shares of common stock reserved and 4.7 million shares available for issuance under the ESPP.

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

Weighted-average assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units subject to market conditions
Expected volatility	39.2%	53.1%	39.2%	53.1%
Expected term	2.5 years	2.5 years	2.5 years	2.5 years
Risk-free interest rate	2.6%	1.5%	2.6%	1.5%
Expected dividend yield	5.5%	3.9%	5.5%	3.9%
ESPP shares
Expected volatility	44.3%	42.2%	43.5%	42.0%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	2.5%	1.3%	2.2%	1.1%
Expected dividend yield	6.1%	3.9%	5.7%	2.4%

The number of awards expected to vest during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to vest during the requisite service period is recognized on a cumulative catch-up basis in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average grant date fair value
Restricted awards	$11.55	$17.05	$11.72	$17.48
ESPP shares	$3.67	$5.78	$3.94	$5.70

Equity-based compensation
Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$9,471	$13,007	$28,226	$38,781
Pre-tax equity-based compensation, included in restructuring expense	$—	$456	$2,575	$2,374

As of September 30, 2018, there was $76.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.5 years.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the nine months ended September 30, 2018 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,899	$17.78
Granted	3,339	$11.72
Vested	(1,552)	$20.41
Forfeited	(2,135)	$15.02
Outstanding as of end of period	5,551	$14.46

As of September 30, 2018, 5.4 million restricted stock units were unvested, which includes 0.3 million performance-based restricted stock units. As of September 30, 2018, 0.2 million shares of restricted stock were unvested. The aggregate fair value of restricted awards vested during the three months ended September 30, 2018 and 2017 was $8.6 million and $5.0 million, respectively. The aggregate fair value of restricted awards vested during the nine months ended September 30, 2018 and 2017 was $21.5 million and $41.6 million, respectively.

Activity related to the Company's stock options for the nine months ended September 30, 2018 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding as of beginning of period	2,368	$27.16
Forfeited and expired	(497)	$36.45
Outstanding as of end of period	1,871	$24.69	1.2 years	$—
Vested and expected to vest as of September 30, 2018	1,871	$24.69	1.2 years	$—
Exercisable as of September 30, 2018	1,825	$24.71	1.2 years	$—

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

The aggregate intrinsic value of stock options exercised is the difference between the market price of the Company's common stock at the time of exercise and the exercise price of the stock option multiplied by the number of stock options exercised. No stock options were exercised during the three and nine months ended September 30, 2018. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2017 was less than $0.1 million and $2.0 million, respectively.

(14) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense.

Components of Income tax expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign withholding tax	$3,566	$4,106	$10,635	$11,118
State income tax	42	(992)	221	143
Foreign income tax	18	252	578	996
Change in net deferred tax liabilities	213	691	(277)	1,372
Change in unrecognized tax benefits	62	(64)	59	(8)
Transition Tax	868	—	868	—
Change in indefinite reinvestment assertion	—	—	1,221	—
Release of deferred tax asset valuation allowance	—	348	—	195
Income tax expense	$4,769	$4,341	$13,305	$13,816

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

On December 22, 2017, the SEC Staff issued guidance to address the application of U.S. GAAP in situations where a registrant does not have the necessary information to complete the accounting for certain effects of the Tax Act of 2017. As of September 30, 2018, the Company had not completed its accounting for the income tax effects of the Tax Act of 2017. Where the Company has made reasonable estimates of the effect, but for which the analysis is not yet complete, the Company has recorded provisional amounts based on information available as of September 30, 2018. During the three and nine months ended September 30, 2018, the provisional amounts recognized as of December 31, 2017 were adjusted as described below. Where the Company has not been able to make reasonable estimates of the effect the Tax Act of 2017, no amounts have been recognized and the Company has continued to account for those items based on the tax laws in effect immediately prior to enactment of the Tax Act of 2017. The items described below, including the provisional items, are subject to change as additional information becomes available, limited to a measurement period of one year from enactment of the Tax Act of 2017.

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. Based on the amount of post-1986 E&P of the Company's foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, during the nine months ended September 30, 2018, the Company revised its estimate of the Transition Tax to $33.7 million. The Company expects to use $32.8 million of available tax credits to offset the majority of the Transition Tax. As of September 30, 2018, the Company estimates the Transition Tax for U.S. states that have enacted laws to conform with the Tax Act of 2017 to be less than $0.1 million, which is substantially offset by U.S. state net operating losses, resulting in no net estimated U.S. state Transition Tax. Accordingly, during the three and nine months ended September 30, 2018, the Company recognized $0.9 million of Transition Tax expense that is not expected to be offset by available tax credits. To complete its estimate of the Transition Tax, the Company must complete its calculation of the effects on U.S. states whose laws conform with the Tax Act of 2017.

The Tax Act of 2017 requires that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the GILTI rules and the lack of clear guidance on federal and state application of the GILTI rules, as of September 30, 2018, the Company has not completed its analysis of the tax impacts of the GILTI. However, the Company has recorded provisional tax expense that is not material to the Company's financial statements for the three and nine months ended September 30, 2018. The tax effect of GILTI is fully offset by the Company’s net operating losses, resulting in no net U.S. federal income tax expense from GILTI. To complete its estimate of GILTI, the Company must complete its calculation of the effects on U.S. states whose laws conform with the Tax Act of 2017. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a component of current income tax expense when incurred or to factor such amounts into the Company’s measurement of its deferred tax expense. The Company has made an accounting policy election to treat GILTI as a component of current income tax expense.

The Tax Act of 2017 created a minimum tax on corporations for payments to related foreign persons (referred to as the base erosion and anti-abuse tax ("BEAT")). Due to the complexity of the BEAT rules and the lack of clear guidance on federal and U.S. state application of the BEAT rules, including rules on the ability to use loss carryovers to offset BEAT liability, the Company has not completed its analysis of the effects of the BEAT as of September 30, 2018. During the three and nine months ended September 30, 2018, the Company provisionally estimated it has no BEAT liability.

As a result of the Tax Act of 2017, during the nine months ended September 30, 2018, the Company changed its assertion regarding the indefinite reinvestment of undistributed foreign earnings. In the year ended December 31, 2017, the Company accrued a Transition Tax liability for U.S. federal and certain U.S. state income taxes on its non-U.S. subsidiaries’ previously undistributed foreign earnings. The nature of the Transition Tax is that undistributed foreign earnings are now considered previously taxed income ("PTI") for U.S. federal income tax purposes. However, because the PTI was previously taxed, any repatriation of PTI is not subject to additional U.S. federal income tax. The Company determined that a distribution of PTI would be subject to tax, and provisionally recorded $1.2 million in foreign withholding taxes during the nine months ended September 30, 2018. The Company's revised assertion regarding indefinite reinvestment of undistributed earnings is that only undistributed earnings in excess of PTI are indefinitely reinvested. The Company previously asserted that all of its foreign undistributed earnings were indefinitely reinvested.

(15) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: Product and Intellectual Property Licensing. The Product segment consists primarily of licensing Company-developed UX products and services to multi-channel video service providers and CE manufacturers, in-guide advertising, data analytics and licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. The Product segment also includes legacy Analog Content Protection, VCR Plus+ and media recognition products. The Intellectual Property Licensing segment consists primarily of licensing the Company's patent portfolio to U.S. and international pay TV providers (directly and through their suppliers), mobile device manufacturers, CE manufacturers and OTT video providers.

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

Segment results were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product
Platform Solutions	$73,147	$82,244	$241,295	$253,398
Software and Services	19,851	20,718	57,949	65,739
Other	1,614	628	5,007	3,859
Revenues, net	94,612	103,590	304,251	322,996
Adjusted Operating Expenses (1)	79,347	91,307	250,280	280,314
Adjusted EBITDA (2)	15,265	12,283	53,971	42,682
Intellectual Property Licensing
US Pay TV Providers	44,474	63,288	143,606	195,365
CE Manufacturers	8,859	15,479	26,754	38,296
New Media, International Pay TV Providers and Other	16,764	15,541	52,795	55,563
Revenues, net	70,097	94,308	223,155	289,224
Adjusted Operating Expenses (1)	23,461	24,243	73,790	69,247
Adjusted EBITDA (2)	46,636	70,065	149,365	219,977
Corporate
Adjusted Operating Expenses (1)	14,825	15,851	45,385	47,084
Adjusted EBITDA (2)	(14,825)	(15,851)	(45,385)	(47,084)
Consolidated
Total Revenues, net	164,709	197,898	527,406	612,220
Adjusted Operating Expenses (1)	117,633	131,401	369,455	396,645
Adjusted EBITDA (2)	47,076	66,497	157,951	215,575
Depreciation	5,338	5,015	16,252	15,869
Amortization of intangible assets	37,242	41,722	119,463	125,100
Restructuring and asset impairment charges	2,921	3,710	8,568	17,623
Equity-based compensation	9,471	13,007	28,226	38,781
Transition and integration costs	(148)	3,394	9,303	15,701
Earnout amortization	—	958	1,494	2,875
CEO transition cash costs	—	—	(975)	—
Remeasurement of contingent consideration	(67)	243	1,104	317
Gain on settlement of acquired receivable	—	—	—	(2,537)
Operating (loss) income	(7,681)	(1,552)	(25,484)	1,846
Interest expense	(12,436)	(10,990)	(36,241)	(31,827)
Interest income and other, net	861	1,059	2,971	3,819
Gain (loss) on interest rate swaps	1,033	(39)	7,185	(1,374)
TiVo Acquisition litigation	—	(1,100)	—	(14,006)
Loss on debt extinguishment	—	—	—	(108)
Loss on debt modification	—	—	—	(929)
Loss from continuing operations before income taxes	$(18,223)	$(12,622)	$(51,569)	$(42,579)

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

Our operations are organized into two reportable segments for financial reporting purposes: Product and Intellectual Property Licensing. The Product segment consists primarily of licensing Company-developed user experience ("UX") products and services to multi-channel video service providers and consumer electronics ("CE") manufacturers, in-guide advertising, analytics, licensing the TiVo service, licensing metadata and selling TiVo-enabled devices. We group our Product segment into three verticals based on the products delivered to our customer: Platform Solutions; Software and Services; and Other. Platform Solutions includes licensing Company-developed UX products, the TiVo service and selling TiVo-enabled devices. Software and Services includes licensing our metadata, advanced search and recommendation and data analytics products, as well as in-guide advertising. Other includes legacy Analog Content Protection ("ACP"), VCR Plus+ and media recognition products.

The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to U.S. and international pay television ("TV") providers (directly and through their suppliers), mobile device manufacturers, CE manufacturers and over-the-top ("OTT") video providers. Our broad portfolio of licensable technology patents covers many aspects of content discovery, DVR, video-on-demand (“VOD”), OTT experiences, multi-screen functionality and personalization, as well as interactive applications and advertising. We group our Intellectual Property Licensing segment into three verticals based primarily on the business of our customer: US Pay TV Providers; CE Manufacturers; and New Media, International Pay TV Providers and Other. US Pay TV Providers includes direct and indirect licensing of traditional US Pay TV Providers regardless of the particular distribution technology (e.g., cable, satellite or the internet). CE Manufacturers includes the licensing of our patents to traditional CE manufacturers. New Media, International Pay TV Providers and Other includes licensing to international pay TV providers, virtual service providers, mobile device manufacturers and content and new media companies.

Total Revenues, net for the three months ended September 30, 2018 decreased by 17% compared to the prior year primarily as a result of a $21.1 million decrease in revenue from TiVo Solutions agreements that were entered into with AT&T, DirecTV, EchoStar and Verizon prior to the TiVo Acquisition Date as a result of contract expirations and adopting the amended revenue recognition guidance on January 1, 2018, a $5.9 million decrease in Hardware revenue primarily resulting from a planned transition away from the hardware business, a $4.5 million decrease in revenue from two international multiple system operators ("MSO") software customers as a result of adopting the amended revenue recognition guidance and a $3.3 million decrease in catch-up payments intended to make us whole for the pre-license period of use. For additional details on the changes in Total Revenues, net, see the discussion of our segment results below.

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

For the three months ended September 30, 2018, our Loss from continuing operations, net of tax was $23.0 million, or $0.19 per diluted share, compared to $17.0 million, or $0.14 per diluted share, in the prior year. The larger loss was due to a $33.2 million decrease in revenue, which was partially offset by a $5.7 million decrease in Cost of hardware revenues, excluding depreciation and amortization of intangible assets primarily resulting from a planned transition away from the hardware business, a $6.8 million decrease in Research and development costs, a $7.6 million decrease in Selling, general and administrative expenses and a $4.5 million decrease in Amortization of intangible assets. The decrease in Research and development and Selling, general and administrative expenses reflect benefits from cost saving initiatives, including lower consulting and compensation costs.

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

The condensed consolidated results of operations for the three and nine months ended September 30, 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Change $	Change %
Revenues, net:
Licensing, services and software	$160,783	$188,031	$(27,248)	(14)%
Hardware	3,926	9,867	(5,941)	(60)%
Total Revenues, net	164,709	197,898	(33,189)	(17)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	40,749	42,811	(2,062)	(5)%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,220	9,889	(5,669)	(57)%
Research and development	42,053	48,872	(6,819)	(14)%
Selling, general and administrative	39,867	47,431	(7,564)	(16)%
Depreciation	5,338	5,015	323	6%
Amortization of intangible assets	37,242	41,722	(4,480)	(11)%
Restructuring and asset impairment charges	2,921	3,710	(789)	(21)%
Total costs and expenses	172,390	199,450	(27,060)	(14)%
Operating loss	(7,681)	(1,552)	(6,129)	395%
Interest expense	(12,436)	(10,990)	(1,446)	13%
Interest income and other, net	861	1,059	(198)	(19)%
Gain (loss) on interest rate swaps	1,033	(39)	1,072	(2,749)%
TiVo Acquisition litigation	—	(1,100)	1,100	N/a
Loss from continuing operations before income taxes	(18,223)	(12,622)	(5,601)	44%
Income tax expense	4,769	4,341	428	10%
Loss from continuing operations, net of tax	(22,992)	(16,963)	(6,029)	36%
Income from discontinued operations, net of tax	143	—	143	N/a
Net loss	$(22,849)	$(16,963)	$(5,886)	35%

	Nine Months Ended September 30,
	2018	2017	Change $	Change %
Revenues, net:
Licensing, services and software	$516,495	$577,545	$(61,050)	(11)%
Hardware	10,911	34,675	(23,764)	(69)%
Total Revenues, net	527,406	612,220	(84,814)	(14)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	126,547	124,398	2,149	2%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	14,260	35,877	(21,617)	(60)%
Research and development	133,894	144,386	(10,492)	(7)%
Selling, general and administrative	133,906	147,121	(13,215)	(9)%
Depreciation	16,252	15,869	383	2%
Amortization of intangible assets	119,463	125,100	(5,637)	(5)%
Restructuring and asset impairment charges	8,568	17,623	(9,055)	(51)%
Total costs and expenses	552,890	610,374	(57,484)	(9)%
Operating (loss) income	(25,484)	1,846	(27,330)	(1,480)%
Interest expense	(36,241)	(31,827)	(4,414)	14%
Interest income and other, net	2,971	3,819	(848)	(22)%
Gain (loss) on interest rate swaps	7,185	(1,374)	8,559	(623)%
TiVo Acquisition litigation	—	(14,006)	14,006	N/a
Loss on debt extinguishment	—	(108)	108	N/a
Loss on debt modification	—	(929)	929	N/a
Loss from continuing operations before income taxes	(51,569)	(42,579)	(8,990)	21%
Income tax expense	13,305	13,816	(511)	(4)%
Loss from continuing operations, net of tax	(64,874)	(56,395)	(8,479)	15%
Income from discontinued operations, net of tax	3,738	—	3,738	N/a
Net loss	$(61,136)	$(56,395)	$(4,741)	8%

Total Revenues, net

For the three months ended September 30, 2018, Total Revenues, net decreased 17% compared to the prior year as Product revenues decreased $9.0 million and Intellectual Property Licensing revenue decreased $24.2 million. The adoption of the amended revenue recognition guidance on January 1, 2018 decreased revenue for the three months ended September 30, 2018 by $6.2 million compared to what revenue would have been under the prior revenue recognition guidance. Product generated 57.4% and 52.3% of Total Revenues, net for the three months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, Total Revenues, net decreased 14% compared to the prior year as Product revenues decreased $18.7 million and Intellectual Property Licensing revenue decreased $66.1 million. The adoption of the amended revenue recognition guidance on January 1, 2018 decreased revenue for the nine months ended September 30, 2018 by $16.5 million compared to what revenue would have been under the prior revenue recognition guidance. Product generated 57.7% and 52.8% of Total Revenues, net for the nine months ended September 30, 2018 and 2017, respectively.

For details on the changes in Total Revenues, net, see the discussion of our segment results below. For the year ended December 31, 2018, we expect revenue to be approximately $20 million lower under the amended revenue recognition guidance than it would have been under the prior revenue recognition guidance.

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

For the three and nine months ended September 30, 2018, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased 5% and increased 2%, respectively. For the three months ended September 30, 2018, lower compensation costs and benefits from cost saving initiatives were partially offset by an increase in patent litigation costs of $1.1 million, which primarily related to the ongoing Comcast litigation. For the nine months ended September 30, 2018, an $11.2 million increase in patent litigation costs, primarily related to the ongoing Comcast litigation, was partially offset by benefits from cost saving initiatives, lower compensation costs and a $0.3 million decrease in Transition and integration costs associated with the TiVo Acquisition. We expect to continue to incur material expenses related to the Comcast litigation.

Cost of hardware revenues, excluding depreciation and amortization of intangible assets

Cost of hardware revenues, excluding depreciation and amortization of intangible assets includes all product-related costs associated with TiVo-enabled devices, including manufacturing costs, employee-related costs, warranty costs and order fulfillment costs, as well as certain licensing costs and an allocation of overhead and facilities costs. Hardware is sold by the Company primarily as a means to generate revenue from the TiVo service. As a result, generating positive gross margins from hardware sales is not the primary goal of our hardware operations.

For the three and nine months ended September 30, 2018, the decrease in Cost of hardware revenues, excluding depreciation and amortization of intangible assets was attributable to the planned transition away from the hardware business and a $1.0 million decrease in Transition and integration costs associated with the TiVo Acquisition.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the three months ended September 30, 2018, Research and development expenses decreased 14% compared to the prior year primarily due to a $3.6 million decrease in consulting costs, a $1.6 million decrease in facilities and information technology costs and a $0.7 million decrease in Transition and integration costs associated with the TiVo Acquisition.

For the nine months ended September 30, 2018, Research and development expenses decreased 7% compared to the prior year primarily due to a $10.2 million decrease in consulting costs, a $4.5 million decrease in facilities and information technology costs and a $2.0 million decrease in Transition and integration costs associated with the TiVo Acquisition, partially offset by a $5.7 million increase in compensation costs.

For the three and nine months ended September 30, 2018, certain contractors were converted to employees in India in connection with the ongoing Profit Improvement restructuring action described below. These contractor conversions reduce consulting costs and increase compensation costs.

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

The 16% decrease in Selling, general and administrative expenses during the three months ended September 30, 2018 was primarily due to a $3.6 million decrease in compensation costs, a $2.8 million decrease in Transition and integration costs associated with the TiVo Acquisition and benefits from cost saving initiatives.

The 9% decrease in Selling, general and administrative expenses during the nine months ended September 30, 2018 was primarily due to a $11.0 million decrease in compensation costs, including as a result of turnover among the senior executive staff including our former Chief Executive Officer, a $3.1 million decrease in Transition and integration costs associated with the TiVo Acquisition, a $2.3 million decrease in consulting costs and benefits from cost saving initiatives. These decreases were partially offset by a $2.5 million gain in the prior year from the settlement of an acquired receivable.

Amortization of intangible assets

The decrease in Amortization of intangible assets expenses during the three and nine months ended September 30, 2018 was primarily due to certain TiVo Solutions intangible assets becoming fully amortized during the three months ended September 30, 2018.

Restructuring and asset impairment charges

In February 2018, we announced our intention to explore strategic alternatives. In connection with exploring strategic alternatives, we initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, we expect to move certain positions to lower cost locations, eliminate layers of management and rationalize facilities resulting in severance costs and the termination of certain leases and other contracts. In connection with the Profit Improvement Plan, we expect to generate approximately $25 million in annualized cost savings and to incur material restructuring costs through the middle of 2019. As a result of actions associated with the Profit Improvement Plan, Restructuring charges of $2.8 million and $8.1 million, primarily for severance-related benefits, were recognized in the three and nine months ended September 30, 2018, respectively.

Following completion of the TiVo Acquisition, integration plans were implemented which were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). We eliminated duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of the integration activities. In connection with the TiVo Integration Restructuring Plan, we generated over $110 million in annualized cost synergies. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $3.9 million were recognized in the three months ended September 30, 2017, and $0.4 million and $17.1 million were recognized in the nine months ended September 30, 2018 and 2017, respectively. No Restructuring and asset impairment charges were recognized for the TiVo Integration Restructuring Plan in the three months ended September 30, 2018.

Interest expense

The $1.4 million and $4.4 million increase in Interest expense during the three and nine months ended September 30, 2018 was primarily due to an increase in interest rates associated with Term Loan Facility B, which bears interest, at our election, at a rate equal to either London Interbank Offering Rate ("LIBOR"), plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum.

Interest income and other, net

The $0.2 million decrease in Interest income and other, net during the three months ended September 30, 2018 was primarily due to $1.4 million in higher foreign currency losses, partially offset by a $0.6 million increase in interest income due to an increase in interest rates and interest earning assets and a $0.5 million gain from the sale of a strategic investment.

The $0.8 million decrease in Interest income and other, net during the nine months ended September 30, 2018 was primarily due to $2.6 million of lower gains from the sale of strategic investments and $0.2 million in higher foreign currency losses, partially offset by a $1.2 million increase in income from an equity method investment and a $1.2 million increase in interest income due to an increase in interest rates and interest earning assets.

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

Loss on debt extinguishment and Loss on debt modification

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. Creditors in Term Loan Facility B that elected not to participate in Refinancing Agreement No. 1 were extinguished, resulting in a Loss on debt extinguishment of $0.1 million for the nine months ended September 30, 2017. Creditors in Term Loan Facility B that elected to participate in Refinancing Agreement No. 1 and for which the present value of future cash flows was not substantially different were accounted for as a debt modification, resulting in a Loss on debt modification of $0.9 million for the nine months ended September 30, 2017.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended September 30, 2018 of $4.8 million, which primarily consists of $3.6 million of Foreign withholding tax and a $0.9 million Transition Tax associated with the Tax Act of 2017. We recorded Income tax expense for the three months ended September 30, 2017 of $4.3 million, which primarily consists of $4.1 million of Foreign withholding tax and $0.7 million from a Change in net deferred tax liabilities, partially offset by a $1.0 million benefit from State income tax.

We recorded Income tax expense for the nine months ended September 30, 2018 of $13.3 million, which primarily consists of $10.6 million of Foreign withholding tax, $1.2 million from a Change in indefinite reinvestment assertion regarding the indefinite reinvestment of certain foreign earnings, a $0.9 million Transition Tax associated with the Tax Act of 2017 and $0.6 million of Foreign income tax, partially offset by a $1.0 million benefit to continuing operations from a gain on discontinued operations. We recorded Income tax expense for the nine months ended September 30, 2017 of $13.8 million, which primarily consists of $11.1 million of Foreign withholding tax, $1.4 million from a Change in net deferred tax liabilities and $1.0 million of Foreign income tax.

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

Income from discontinued operations, net of tax

In the three and nine months ended September 30, 2018, we recognized Income from discontinued operations, net of tax of $0.1 million and $3.7 million, respectively, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals, partially offset by an increase in legal defense costs.

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

Product

The Product segment's results of operations for the three and nine months ended September 30, 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Change $	Change %
Platform Solutions	$73,147	$82,244	$(9,097)	(11)%
Software and Services	19,851	20,718	(867)	(4)%
Other	1,614	628	986	157%
Product Revenues	94,612	103,590	(8,978)	(9)%
Adjusted Operating Expenses	79,347	91,307	(11,960)	(13)%
Adjusted EBITDA	$15,265	$12,283	$2,982	24%
Adjusted EBITDA Margin	16.1%	11.9%

	Nine Months Ended September 30,
	2018	2017	Change $	Change %
Platform Solutions	$241,295	$253,398	$(12,103)	(5)%
Software and Services	57,949	65,739	(7,790)	(12)%
Other	5,007	3,859	1,148	30%
Product Revenues	304,251	322,996	(18,745)	(6)%
Adjusted Operating Expenses	250,280	280,314	(30,034)	(11)%
Adjusted EBITDA	$53,971	$42,682	$11,289	26%
Adjusted EBITDA Margin	17.7%	13.2%

For the three and nine months ended September 30, 2018, the $9.1 million and $12.1 million decrease in Platform Solutions revenue was primarily attributable to a decrease in hardware revenue due to a planned transition away from the hardware business. Platform Solutions revenue includes total hardware revenue of $3.9 million and $9.9 million for the three months ended September 30, 2018 and 2017, respectively, and $10.9 million and $34.7 million for the nine months ended September 30, 2018 and 2017, respectively. Hardware revenue is expected to continue to decline due to the planned transition away from the business and as MSO partners continue to shift to deploying the TiVo service on third-party hardware resulting in a decrease in the number of TiVo set-top boxes ("STBs") sold to MSO partners.

In addition, Platform Solutions revenue from two international MSO software customers decreased by $4.5 million and $13.8 million for the three and nine months ended September 30, 2018, respectively, due to adopting the amended revenue recognition guidance on January 1, 2018. A reduction in revenue from these two international MSO customers is expected to continue for the remainder of 2018. These two international MSO software customer licenses included minimum guaranteed royalties, most of which were recorded as an adjustment to Accumulated deficit as part of the cumulative effect of adopting the amended revenue recognition guidance as we have separated the license and support into distinct performance obligations. Under the previous revenue recognition guidance, revenue from these transactions would have been recognized over the license term as we did not have vendor-specific objective evidence ("VSOE") of fair value of support. Under the amended revenue recognition guidance, VSOE of fair value is no longer required, which results in revenue being recognized earlier than it would have been under the prior revenue recognition guidance.

The decrease in Platform Solutions revenue for the nine months ended September 30, 2018 was partially offset by a $22.8 million increase in revenue from an international MSO customer exercising a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its current version of the TiVo software and purchasing additional engineering services. Under the prior industry-specific software revenue recognition guidance, we would have recognized $1.9 million more and $19.9 million less in revenue for the three and nine months ended September 30, 2018, respectively, from this customer.

For the three months ended September 30, 2018, Software and Services revenue decreased $0.9 million primarily due to a $2.3 million decrease in advertising and analytics revenue and the expiration of our metadata license with Comcast on September 30, 2017. These decreases were partially offset by a $1.9 million increase in Personalized Content Discovery professional services revenue. For the nine months ended September 30, 2018, Software and Services revenue decreased $7.8 million as a result of a $5.2 million decrease in advertising and analytics revenue and a $4.1 million decrease in metadata revenue, which was primarily due to expiration of our metadata license with Comcast on September 30, 2017, partially offset by a $1.5 million increase in Personalized Content Discovery revenue.

For the three and nine months ended September 30, 2018, Other revenue is primarily derived from ACP sales, which is expected to decline in the future.

Product Adjusted Operating Expenses decreased 13% and 11% for the three and nine months ended September 30, 2018 compared to the prior year due to decreases of $5.7 million and $21.6 million, respectively, in Cost of hardware revenues as a result of the planned transition away from the hardware business and benefits from cost savings initiatives.

The increase in Adjusted EBITDA Margin for the three months ended September 30, 2018 primarily relates a shift in the Product business mix toward higher margin products as hardware becomes a smaller portion of the Product business as a result of the planned transition away from the hardware business and benefits from cost savings initiatives, partially offset by the effects of adopting the amended revenue recognition standard. The increase in Adjusted EBITDA Margin for the nine months ended September 30, 2018 includes a benefit from adopting the amended revenue recognition standard as a result of the fully paid software license discussed above, a shift in business mix toward higher margin products and benefits from cost savings initiatives.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the three and nine months ended September 30, 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Change $	Change %
US Pay TV Providers	$44,474	$63,288	$(18,814)	(30)%
CE Manufacturers	8,859	15,479	(6,620)	(43)%
New Media, International Pay TV Providers and Other	16,764	15,541	1,223	8%
Intellectual Property Licensing Revenues	70,097	94,308	(24,211)	(26)%
Adjusted Operating Expenses	23,461	24,243	(782)	(3)%
Adjusted EBITDA	$46,636	$70,065	$(23,429)	(33)%
Adjusted EBITDA Margin	66.5%	74.3%

	Nine Months Ended September 30,
	2018	2017	Change $	Change %
US Pay TV Providers	$143,606	$195,365	$(51,759)	(26)%
CE Manufacturers	26,754	38,296	(11,542)	(30)%
New Media, International Pay TV Providers and Other	52,795	55,563	(2,768)	(5)%
Intellectual Property Licensing Revenues	223,155	289,224	(66,069)	(23)%
Adjusted Operating Expenses	73,790	69,247	4,543	7%
Adjusted EBITDA	$149,365	$219,977	$(70,612)	(32)%
Adjusted EBITDA Margin	66.9%	76.1%

For the three and nine months ended September 30, 2018, revenue from US Pay TV Providers decreased primarily due to decreases of $20.9 million and $51.2 million, respectively, in revenue from TiVo Solutions agreements entered into with AT&T, DirecTV, EchoStar and Verizon Communications, Inc. ("Verizon") prior to the TiVo Acquisition Date as a result of adopting the amended revenue recognition guidance on January 1, 2018 and contract expirations. Revenue from catch-up payments from US Pay TV Providers intended to make us whole for the pre-license period of use increased revenue by $1.1 million and decreased revenue by $2.1 million for the three and nine months ended September 30, 2018, respectively.

Prior to the TiVo Acquisition Date, TiVo Solutions entered into agreements with AT&T, DirecTV, EchoStar and Verizon that expired by the end of July 2018. Revenue from US Pay TV Providers includes $2.8 million and $23.7 million for the three months ended September 30, 2018 and 2017, respectively, from these agreements. Revenue from US Pay TV Providers includes $20.1 million and $71.3 million for the nine months ended September 30, 2018 and 2017, respectively, from these agreements. Consistent with our expectations, to date, renewals of the TiVo Solutions intellectual property licenses have not been executed on terms consistent with TiVo Solutions' historical pricing, and we do not anticipate that the remaining agreements will be renewed on terms similar to their historical pricing.

For the three and nine months ended September 30, 2018, the decrease in revenue from CE Manufacturers was partially attributable to a customer being out-of-license. We anticipate this customer will eventually execute a new license. On occasion, we have licenses expire in a given period where the customer is licensed later in the year, which results in catch-up payments intended to make us whole for the out-of-license period. Revenue from catch-up payments intended to make us whole for the pre-license period of use decreased revenue from CE Manufacturers by $3.9 million and $4.1 million for the three and nine months ended September 30, 2018, respectively. Additionally, a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models, has caused revenue from CE Manufacturers to decline. Such declines could continue unless we are able to successfully license new entrants to this market.

For the three months ended September 30, 2018, the change in New Media, International Pay TV Providers and Other reflects growth in revenue from New Media and International Pay TV customers, partially offset by a decrease of $0.5 million in revenue from catch-up payments intended to make us whole for the pre-license period of use. For the nine months ended September 30, 2018, the change in New Media, International Pay TV Providers and Other reflects a decrease of $5.3 million in revenue from catch-up payments intended to make us whole for the pre-license period of use, partially offset by growth in revenue from New Media and International Pay TV customers.

Intellectual Property Licensing Adjusted Operating Expenses decreased 3% and increased 7% during the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, the decline in Adjusted Operating Expenses reflects benefits from cost savings initiatives, partially offset by a $1.1 million increase in patent litigation costs, which primarily relates to the ongoing Comcast litigation. For the nine months ended September 30, 2018, the increase in Adjusted Operating Expenses reflects an $11.2 million increase in patent litigation costs, which primarily relates to the ongoing Comcast litigation, partially offset by benefits from cost savings initiatives.

The decrease in Adjusted EBITDA Margin for the three and nine months ended September 30, 2018 is primarily the result of a decrease in Intellectual Property Licensing revenue and an increase in patent litigation costs, partially offset by benefits from cost savings initiatives.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three and nine months ended September 30, 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Change $	Change %
Adjusted Operating Expenses	$14,825	$15,851	$(1,026)	(6)%

	Nine Months Ended September 30,
	2018	2017	Change $	Change %
Adjusted Operating Expenses	$45,385	$47,084	$(1,699)	(4)%

For the three and nine months ended September 30, 2018, the decrease in Corporate Adjusted Operating Expenses primarily reflects a benefit from cost savings initiatives.

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

As of September 30, 2018, we had $149.7 million in Cash and cash equivalents, $162.1 million in Short-term marketable securities and $70.3 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $84.6 million held by our foreign subsidiaries as of September 30, 2018. Due to our net operating loss carryforwards and the effects of the Tax Act of 2017, we could repatriate amounts to the U.S. with minimal income tax effects.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2018 compared to the prior year were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change $	Change %
Net cash provided by operating activities of continuing operations	$113,735	$51,259	$62,476	122%
Net cash used in investing activities	(24,868)	(88,206)	63,338	(72)%
Net cash used in financing activities	(67,712)	(64,506)	(3,206)	5%
Effect of exchange rate changes on cash and cash equivalents	(465)	1,613	(2,078)	(129)%
Net increase (decrease) in cash and cash equivalents	$20,690	$(99,840)	$120,530	(121)%

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2018 increased $62.5 million. The increase was primarily due to the timing of collections on Accounts receivable, net, $45.3 million of cash used in 2017 to prepay a license and lower payments in 2018 for restructuring plans and corporate bonuses, partially offset by $7.4 million in payments related to TiVo Solutions' acquisition of Cubiware as performance milestones were achieved during the nine months ended September 30, 2018 and certain cash collections in advance of revenue being recognized in 2017. We expect to make material cash payments for restructuring actions in connection with the Profit Improvement Plan through the middle of 2019. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part II, Item 1A. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

Net cash used in investing activities for the nine months ended September 30, 2018 decreased $63.3 million. Net proceeds from marketable security investment transactions decreased by $36.1 million compared to the prior year. The decrease in capital expenditures for the nine months ended September 30, 2018 was primarily associated with infrastructure projects designed to integrate the TiVo Acquisition in 2017. We expect 2018 full year capital expenditures of approximately $25 million for infrastructure projects designed to support anticipated growth in our business and to strengthen our operations infrastructure. We also expect elevated capital expenditures to continue in 2019 as we complete the facility rationalization portion of our Profit Improvement Plan.

Net cash used in investing activities for the nine months ended September 30, 2017 also reflects transactions related to the Dissenting Holders in connection with the TiVo Acquisition. On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal in the Delaware Court of Chancery. On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. For additional details regarding the settlement with the Dissenting Holders, see Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Net cash used in financing activities for the nine months ended September 30, 2018 includes a decrease of $6.0 million in tax withholding payments from the net share settlement of restricted awards, partially offset by a decrease in cash receipts of $9.5 million from sales of stock through our employee stock purchase plan and the exercise of employee stock options. Net cash used in financing activities for the nine months ended September 30, 2018 and 2017 each reflect $5.3 million in principal payments on Term Loan Facility B. The nine months ended September 30, 2017 also includes the effect of refinancing Term Loan Facility B. For the nine months ended September 30, 2018 and 2017, dividends of $0.54 per share were declared resulting in an aggregate cash payment of $66.7 million and $65.2 million, respectively.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million, which remains available as of September 30, 2018.

Capital Resources

The outstanding principal and carrying amount of debt we issued or assumed was as follows (in thousands):

	September 30, 2018		December 31, 2017
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$322,849	$345,000	$311,766
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	670,250	666,904	675,500	671,281
Total	$1,015,298	$989,801	$1,020,548	$983,095

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2018, the 2020 Convertible Notes

are convertible at a conversion rate of 37.4422 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $26.7078 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2018, the 2021 Convertible Notes are convertible at a conversion rate of 23.4025 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $36.1372 per share of TiVo Corporation common stock.

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

Patent Licensing Agreements

We license our discovery patent portfolio to traditional pay TV providers, virtual service providers, OTT video providers, CE manufacturers and others. We license our patented technology portfolio under two revenue models: (i) fixed fee licenses and (ii) per-unit royalty licenses.

Our long-term fixed-fee license agreements provide rights to future patented technologies over the term of the agreement that are highly interdependent or highly interrelated to the patented technologies provided at the inception of the agreement. We treat these rights as a single performance obligation with revenue recognized on a straight-line basis over the term of the fixed-fee license agreement.

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

We recognize revenue from per-unit royalty licenses in the period in which the licensee's sales are estimated to have occurred, which results in an adjustment to revenue when actual sales are subsequently reported by the licensees, which is generally in the month or quarter following usage or shipment. We generally recognize revenue from per-unit royalty licenses on a per-subscriber per-month model for licenses with service providers and a per-unit shipped model for licenses with CE manufacturers.

Arrangements with Multiple System Operators for the TiVo Service

Our arrangements with multiple system operators ("MSOs") typically include software customization and set-up services, associated maintenance and support, limited training, post-contract support, TiVo-enabled digital video recorders ("DVRs"), non-DVR STBs and the TiVo service.

We have two types of arrangements with MSOs that include technology deployment and engineering services. In instances where we host the TiVo service, non-refundable payments received for customization and set-up services are deferred and recognized as revenue over the contractual term. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as the related TiVo service revenue is recognized. We estimate the stand-alone selling prices for training, DVRs, non-DVR STBs and maintenance and support based on the price charged in stand-alone sales of the promised good or service. The stand-alone selling price for the TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. For a term license to the TiVo service, we receive license fees for the hosted TiVo service on either a per-subscriber per-month basis or a fixed fee. We recognize revenue from per-subscriber per-month licenses during the month the TiVo service is provided to the customer and recognizes revenue from fixed fee licenses ratably over the license period.

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

Subscription Services

Subscription services revenues primarily consist of fees to provide customers with access to one or more of our hosted products such as our i-Guide IPG, advanced search and recommendations, metadata and analytics products, including routine customer support. We generally receive per-subscriber per-month fees for our i-Guide IPG and search and recommendations service and revenue is recorded in the month the customer uses the service. We generally receive a monthly or quarterly fee from its metadata or analytics licenses for the right to use its metadata or access its analytics platform and to receive regular updates. Revenue from our metadata and analytics service is recognized ratably over the subscription period.

Passport Software

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

The transaction price allocated to the DVR is recognized as revenue on delivery and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenues from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including, but not limited to, customer retention rates, the timing of new product introductions and historical experience. As of September 30, 2018, we recognize revenue for lifetime subscriptions over a 66-month period. We periodically reassess the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from our estimate, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

Shipping and handling costs associated with outbound freight after control of a DVR has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of hardware revenues, excluding depreciation and amortization of intangible assets as incurred.

Contractual Obligations

As a result of TiVo Solutions' acquisition of Cubiware, certain payments contingent on the occurrence of specified events may be payable. The contingent payments include guaranteed payments of $9.0 million provided certain key individuals remained employed through May 2018 and additional cash earn-outs (not to exceed $14.4 million in aggregate) payable through May 2018 contingent on the achievement of certain revenue and earnings before interest, depreciation, income taxes and amortization targets for each of the twelve month periods following the date of TiVo Solutions' acquisition of Cubiware. During the nine months ended September 30, 2018, $5.5 million was paid related to the guaranteed payments and $1.9 million was paid related to the additional earn-out. As of September 30, 2018, total payments of $5.2 million have been earned, but remain unpaid pending the resolution of a matter for which the selling shareholders have an indemnification obligation to TiVo Solutions.

In the normal course of business, we order finished goods inventory with advanced lead times from a third party that allow the third party to procure inventory based on our purchase orders. As a result of a manufacturing outsourcing agreement that became effective during the nine months ended September 30, 2018, our unconditional purchase obligations as of September 30, 2018 were reduced to $4.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could affect our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated reference herein. Our exposure to market risk has not changed materially since December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information about the Company's purchases of its common stock during the three months ended September 30, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2018	—	$—	—	$150,000
August 2018	—	$—	—	$150,000
September 2018	—	$—	—	$150,000
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended September 30, 2018, we withheld 0.2 million shares of common stock to satisfy $2.6 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form+	Filing Date	Exhibit Number	Filed Herewith
10.01	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to Rovi 2008 Equity Incentive Plan**				X
10.02	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to TiVo Corporation Titan Equity Incentive Plan**				X
10.03	2018 Senior Executive Company Incentive Plan**				X
10.04	Offer letter to Raghavendra Rau dated July 23, 2018**	8-K	July 27, 2018	10.1
10.05	Executive Severance and Arbitration Agreement with Raghavendra Rau dated July 23, 2018**	8-K	July 27, 2018	10.2
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ Raghavendra Rau
November 7, 2018		Raghavendra Rau
Interim President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
November 7, 2018		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
November 7, 2018		Wesley Gutierrez
Chief Accounting Officer and Treasurer