Form 10-K
period 2018-12-31
TiVo Corp
filed 2019-02-26
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,629.8 million as of June 30, 2018, based on the closing price on the Nasdaq Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of the Registrant's Common Stock outstanding on February 20, 2019 was 124.8 million shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIVO CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K for TiVo Corporation (the “Company,” “we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including the discussion contained in Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, successfully integrating Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. (“TiVo Solutions”) following our acquisition of TiVo Solutions on September 7, 2016) (the "TiVo Acquisition"), realizing planned synergies and cost-savings associated with the TiVo Acquisition, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American pay TV service providers, competition in our markets and the impact of our previously announced review of strategic alternatives.

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

PART I.

ITEM 1. BUSINESS

Overview

TiVo Corporation ("TiVo") is a global leader in media and entertainment products that power consumer entertainment experiences and enable its customers to deepen and further monetize their audience relationships. We provide a broad set of cloud-based services, embedded software solutions and intellectual property that enable people to find and enjoy online video, television programming, movies and music entertainment. Our solutions include content discovery through device-embedded and cloud-based user experience ("UX"), including interactive program guides (“IPGs”), digital video recorders ("DVRs"), natural language voice and text search, cloud-based recommendations services and our extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content).

We offer our portfolio of products as both discrete component technologies for our customers to integrate into their internally developed solutions or as part of completely integrated modular solutions. Our integrated portfolio of software and cloud-based services provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand ("VOD") and over-the-top ("OTT") (e.g., Netflix, Amazon Video, Hulu, VUDU, YouTube and other digital-first brands) content into one intuitive user interface with simple universal search, discovery, viewing and recording to create a unified viewing experience.

We also offer advanced media and advertising solutions, including viewership data, sponsored discovery, audience insights and in-guide advertising, which enable advanced audience targeting for advertising through linear television, streamed content and other direct digital display and video platforms.

Our solutions are sold globally to cable, satellite and telecommunications pay TV service providers, virtual service providers, consumer electronics ("CE") manufacturers, content and new media companies and advertisers. In the United States, we also sell a suite of DVR and whole home media products and services directly to retail consumers.

Our products and innovations are protected by broad portfolios of licensable technology patents. These portfolios cover many aspects of content discovery, DVR, VOD and OTT experiences, multi-screen viewing, mobile device video experiences, entertainment personalization, voice interaction, social and interactive applications, data analytics solutions and advertising. We license our patent portfolios for use with linear broadcast television and, as the industry extends into new video services through internet technologies, for use with internet connected televisions, personal computers, video game consoles, media streaming and mobile devices. We believe that an ongoing marketplace transition toward mobile viewing and device proliferation present further opportunity to extend our patent licensing programs for new use cases and additional customer verticals.

We are industry pioneers having invented the IPG and the DVR. Today, we continue our strong focus on innovation with new advanced solutions for unified viewing of internet video and pay TV, cutting edge natural language voice-enabled technologies, entertainment personalization, audience management and viewership prediction solutions. Through our innovations, we have established broad industry relationships with the companies leading the next generation of digital entertainment. As the industry transforms to deliver more content over the internet, we are developing complementary products, services and intellectual property to address our customers' needs.

Industry Background

Fragmentation. The entertainment marketplace is transforming as content moves from traditional broadcast distribution methods to distribution and delivery over the internet. The consumer entertainment experience is increasingly distributed across multiple screens such as televisions, tablets, smartphones and personal computers, via virtual service providers and content and new media companies. The continued expansion of network bandwidth, the influx of connected devices and the increased availability of digital content, along with increased accessibility through mobile devices such as tablets and smartphones, are accelerating this overall industry shift and leading to changes in consumer behavior. Consumers are demanding higher quality personalized, interactive content experiences, where they can easily discover and access entertainment content across service providers and content libraries.

Home Media Complexity. Video content, such as movies and TV shows, continues to capture the majority of consumers' entertainment spending and viewing time. While many consumers have purchased large high definition televisions to maximize video enjoyment in the home, portable devices and services have made video content available to consumers outside the home. These portable devices and services must help identify what is available across linear broadcast television, DVR and VOD, as well as OTT services and digital-first content. For consumers, setting up the ideal home media environment is complex and requires integrating numerous devices, subscribing to multiple services (pay TV, internet and new media services) and often a deep understanding of media format compatibility. Simplifying the consumer experience in the home media ecosystem is critical to the successful evolution of the industry.

Pay TV Is Moving To The Internet. These portable devices and services, as well as new capabilities are impacting the full entertainment value chain, fueling new business models and increasing competition among existing market participants, while introducing new entrants. Distributors such as pay TV and virtual service providers, content and new media companies, retailers and others are seeking ways to strengthen their respective competitive advantages and increase their speed of innovation. Pay TV providers are engaged in a broad effort to enable subscribers to enjoy content where and when they want, on whatever device they choose, which we refer to as "TV Everywhere" ("TVE"). TVE is driving significant investment as service providers move from legacy distribution technologies to internet-based infrastructure for delivering pay TV services across broadband networks and wireless networks.

Content Producer and Distributor Business Models. Content producers are also exploring new forms of distribution and business models to protect and advance their position in the distribution value chain. Many content producers are trying direct-to-consumer business models, exploring new forms of content licensing and additional hybrid business models which combine both traditional pay TV with direct-to-consumer distribution through either subscription or ad-supported monetization. Content distributors are looking to better understand consumer engagement, improve their services and expand their ability to market their content and services. Many distributors are also investing in original content or developing digital first content to establish a more competitive position, retain subscribers and protect their business from future subscriber losses. Combined, these changes are resulting in an overall increase in industry competition between content producers and content distributors, as well as increasing the number of companies distributing premium video content directly to consumers.

Consumer Electronics Devices. Global economic trends and increased competition have challenged much of the traditional CE marketplace and consumption habits are evolving beyond the TV and set-top boxes ("STBs"), gaming consoles and media streaming devices to a broader set of video consumption devices such as tablets, smart phones and media streaming devices. Consumers are demanding access to media on all their devices that can connect to video services. This has evolved into an ecosystem of multi-device functionality that requires extensive software development, cloud infrastructure and ongoing maintenance and support for these devices throughout their usable life, leading to higher costs for a CE manufacturer years after the initial device is sold. Consumers are becoming more comfortable managing multiple consumption endpoints driving CE manufacturers to seek an ongoing revenue relationship with their customers; one that expands beyond selling the consumer a new device every few years. This leads to a demand for add-on services and advertising that allow the CE manufacturer to monetize and profit from the ongoing distribution or maintenance of entertainment content over the life of a device.

Audiences and Engagement. As traditional media changes, the opportunities for advertisers are evolving as well. As television viewership has become more fragmented, advertisers are looking for new ways to reach audiences by managing consumer engagement across the many devices and applications in use. Additionally, the growth of digital online advertising has fundamentally changed the criteria advertisers use to evaluate advertising campaigns, adding metrics such as completion and guaranteed views. Consumption data, audience measurement and other analytics data and services that bridge a consumer's engagement across many devices and entertainment services are emerging as key capabilities required to capture advertising value across both pay TV and internet advertising. Virtually every major broadcast network has a significant program in place to enable analytics-driven advertising models.

Data Driven Economy. To enable this evolving advertising and media ecosystem, it is critical that advertisers, advertising agencies, broadcast networks and content producers and content distributors have broad access to granular census-level viewership data that can be anonymously matched with other information such as behavioral, demographic or purchase data. While much of the third-party data is available as a result of the relative maturity of the digital advertising ecosystem, this level of pay TV, OTT and digital first viewership data is still relatively scarce. Viewership data is a critical component required to identify, locate and market to specific audiences, as well as to enable effective cross-platform measurement and attribution.

Our Strategy

Television is rapidly evolving with proliferating content choices including traditional linear programming, VOD, TVE, OTT services and now digital-first and user-generated content. Further, consumers are accessing and subscribing to video content in new ways such as "skinny bundles" (which include smaller groups of channels) from incumbent pay TV service providers or through OTT services on tablets, smart televisions and streaming devices. This is leading to pressure on the content producers and content distribution business models and we believe we have created a best-in-class suite of products, advanced technologies and intellectual property that addresses the needs of consumers, pay TV service providers, virtual service providers, CE manufacturers, content and new media companies and the evolving advertising ecosystem.

Entertainment Discovery, Access and Recording. Finding content to watch or record and watch later remains the foundation of the entertainment experience. We believe new discovery experiences integrating advanced personalization, live, recorded and online video on multiple screens with social engagement and new forms of interaction such as voice commands, will continue to be an area of opportunity. We also believe that metadata, which contains detailed information about entertainment content and programming, data on consumer’s entertainment interests and media engagement history, along with predictive analytics to interpret and utilize the data will be important in enabling highly personalized content experiences both in pay TV and video services from virtual service providers, CE manufacturers and content and new media companies.

Audience Monetization and Insights. Shifts in the value chain are creating new ways for consumers to gain access to content and new business models are emerging to capture consumers’ entertainment engagement and resulting spend. Monetizing audiences through content and media experiences across television and OTT services accessed through different devices such as smart TVs, tablets, smartphones, personal computers, media streaming devices and video game consoles, has become a critical challenge for the industry. We are focused on ensuring consumer privacy while delivering solutions that utilize consumer media engagement data to help service providers, content producers and advertisers better understand consumer behavior and better target and measure audiences.

Build on Key Customer Relationships. We intend to grow our business by expanding on the technologies that we provide to existing customers and creating new customer product and licensing relationships as more companies add media entertainment to their digital lifestyle solutions. We continue to accelerate our customers' efforts to address the industry's expanding needs for entertainment discovery, access, recording and audience data. We will continue to expand relationships with customers in various industry and market segments, including:

•	Pay TV Service Providers: Cable, telecommunications and satellite television providers that aggregate and distribute content over their own networks.

•	Virtual Service Providers: Content distributors that aggregate and stream content, including linear television, over broadband networks.

•
CE Manufacturers: Producers of content access points such as smart televisions, Blu-ray and DVD players, DVRs, video game consoles, mobile devices, streaming media devices, digital STBs and other connected media devices.

•	Content Producers and New Media Companies: Creators and owners of video content for OTT content, media distribution, search, social network and online retail companies.

•	Advertisers: Marketers, brand advertisers, agencies and advertising technology providers.

•	Retail End-Consumers: The entertainment consumer that aspires to create their own bundle of entertainment across available pay TV services, OTT, virtual service providers and new media.

Introduce New Products, Services and Technologies. We are developing additional technologies and solutions to meet the evolving needs of both traditional pay TV and internet distribution of entertainment from content owners and other aggregators. We are committed to expanding our technology base, to enhance our existing products and introduce additional products and services. Key areas of development include enabling our customer to transition to internet or streamed video delivery, powering natural language voice interactions, enabling personalized content discovery, monetizing audiences through sponsored promotions and delivering media engagement data to enable targeted advertising solutions. In addition to improving technologies in our current fields of operation, we intend to pursue emerging opportunities where we are positioned to drive growth in the business. This includes the impending launch of a platform to engage viewing audiences through a single unified content discovery experience across traditional TV and digital first content. This offering creates a guide for the streaming age by enabling content from the internet to be fully integrated with traditional TV and OTT services. We are enabling content producers, service providers and advertisers to promote and merchandize content in new ways. Central to this experience are streaming channels that bring video made for digital content, movies and a variety of internet video streams together in a single location that is easy to access across content platforms. This platform will let viewers access ad-supported free programming, a-la-carte purchases and subscription collections of their favorite internet-based content. Viewers will have access to categories like news, sports and entertainment and internet favorites from well-known content aggregators. TiVo will enable both our multichannel video programming distributor (“MVPD”) end-users and our retail customers to access all this content from TiVo Experience 4 with no applications to open. Content discovery will be seamless with an entertainment experience that is highly personalized for every viewer.

Expand and Protect our Intellectual Property Position. We have adopted a proactive patent and trademark strategy designed to protect and extend our technology and intellectual property. We have built, and will continue to add to, a large intellectual property patent portfolio. The licensing of our intellectual property patent portfolio is a significant part of our business. We believe that our future success partly depends on our ability to continue innovating for the evolving media consumption marketplace. We have patented functionality for many aspects of our solutions in the areas of content discovery, DVR, VOD, TVE, OTT, multi-screen, personalization, contextual search and recommendation and other interactive applications, data analytics and advertising. Our portfolio of internally developed innovation is also enhanced by patents acquired from other industry participants. While we historically have licensed our portfolio for use with linear broadcast television, the industry transition to internet platform technologies is enabling new video services for television inside and outside the home on a broad array of media consumption devices. We believe this transition presents new opportunities for us to expand the industries we serve and to license additional patent rights, which are essential and/or useful as enablers of advanced media devices and services.

Pursue Strategic Transactions. When appropriate, we seek to expand our technology portfolio, improve our capabilities and extend or grow our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose business, technologies or proprietary rights complement and advance our operational and strategic goals.

Product Segment

Our Product segment includes a suite of component technologies that can be integrated into any of our customer segments' internally developed platforms or deployed as an integrated TiVo solution for pay TV service providers. Our Product segment generated 58%, 51% and 46% of our Total Revenues, net for the years ended December 31, 2018, 2017 and 2016, respectively.

Platform Solutions

We currently offer our Platform Solutions products in North America, Europe, Latin America, Asia Pacific and most recently Africa. Globally, our Platform Solutions customers include Cequel Communications, LLC, Charter Communications, Inc. ("Charter"), Cogeco Inc. ("Cogeco"), Mediacom LLC, Virgin Media plc ("Virgin") and many others. As of December 31, 2018, 26 million pay TV and consumer households worldwide, including 14 million outside North America, are estimated to utilize our Platform Solutions. As of December 31, 2018, 7 million households were using the TiVo service. The number of worldwide pay TV and consumer households utilizing our Platform Solutions does not include households using Cubiware's middleware solutions.

TiVo Service Platform. The TiVo Service Platform is our most advanced fully-integrated cloud-based service that powers the TiVo Service client software that operates on STBs in consumer homes, as well as applications that operate on third party software platforms, such as iOS and Android, that power tablets, smartphones and mobile streaming devices. The solution supports multiple services and applications, such as linear TV programming, broadband OTT video content, digital music, photos and other media experiences. The cloud-based service manages interaction with the TiVo Service infrastructure, automatically connecting TiVo-enabled devices to provide program guide data, content recommendations, media promotion, advertising, broadband content and client software upgrades. We have enabled the TiVo Service client software to operate on STBs, such as those from ARRIS International plc ("ARRIS") and Technicolor SA, as well as, Android TV boxes and streamers from a variety of manufacturers, for deployment in MVPD networks. TiVo also enables a full suite of cloud-based internet-protocol television ("IPTV") solutions, including internet protocol ("IP") linear, IP VOD, start-over, catch-up and network DVR. We allow pay TV operators the flexibility to transition to IPTV while utilizing their current infrastructure to take advantage of IP video and OTT content. The TiVo solution allows the STB to operate as an ultra HD STB, multi-room client STB and an IP STB.

We also offer a direct-to-consumer retail TiVo Service in the United States, to consumers who purchase TiVo DVRs and companion TiVo Mini whole-home devices. The latest TiVo VOXTM integrates our full portfolio of products, including natural language voice search, personalized recommendations, rich metadata and our TiVo Experience 4 user interface for discovery and navigation across linear, over-the-air and OTT programing. MVPD’s typically pay engineering fees for deployment and customization plus a monthly per subscriber license fee or a one-time term license fee for our TiVo Service Platform. For our direct-to-consumer retail TiVo Service in the United States, consumers either pay us recurring service fees, or in some cases pay a one-time upfront fee for access to the TiVo Service for the life of the purchased TiVo DVR.

User Experience ("UX") Solutions. Our UX Solutions allow service providers to customize certain elements of the IPGs for their customers and to upgrade the programming features and services they offer. Our UX Solutions provide viewers with current and future program information and are compatible with service providers' subscription management, pay-per-view (“PPV”) and VOD services. We also offer operational support, professional services and content metadata. Our UX Solution also has the ability to include advertising. When advertising is included, we typically share a portion of the advertising revenue with the service provider. We currently offer UX Solutions marketed to service providers under the TiVo, iGuide and Passport brands in the U.S., Canada and Latin America. Service providers generally pay us a monthly per subscriber fee to license our UX Solutions.

We also offer UX Solutions to the CE industry under the G-GUIDE brand in Japan. We receive license fees for these solutions based on the number of units produced or shipped that incorporate our technology or utilize our patents. Our agreements with the major CE manufacturers generally allow them to ship an unlimited number of units incorporating our technology, provided they pay us a fixed fee. In addition, our joint venture with Dentsu Inc. and Tokyo News Service Limited, Interactive Program Guide Inc. (“IPG JV”), acts as the exclusive provider of program listings and advertising for our UX program guides in Japan, marketed under the G-Guide brand. We own 46% of the IPG JV and have certain contractual management rights. We retain the right to license and collect fees for other products, technology and intellectual property in Japan, regardless of whether the customer is an active customer of IPG JV.

CubiTV Solutions. We provide flexible middleware solutions targeted to pay TV service providers, whether cable, satellite, terrestrial and telecommunications operators, in developing and emerging markets who want to introduce advanced TV services to their networks. CubiTV and CubiGo give emerging market pay TV service providers the ability to cost-effectively deliver a wide range of interactive services along with a superior user experience to their subscribers. TiVo Lite is a more advanced middleware that offers the TiVo user interface integrated with our Personalized Content Discovery solution and the Cubiware cloud-based infrastructure. Our middleware runs on basic HD STBs and supports DVR functionality in hard-disk enabled STBs. Our CubiTV and TiVo Lite solutions enable multiscreen technology for pay TV service providers to cost-effectively deliver video-oriented services through CE devices, such as tablets, personal computers and smartphones. CubiTV and TiVo Lite middleware customers typically pay engineering integration fees plus a per device license fee.

Software and Services

Metadata. Our metadata products are a critical component of delivering an interactive entertainment experience. We offer comprehensive metadata covering television, sports, movies, digital-first, music, celebrities, books and video games. Our content library includes unique data on more than 19.7 million video programs, including theatrical, digital-first, DVD and Blu-ray releases, as well as thousands of celebrities. Our database also has information on more than 4.0 million music albums, 35.0 million songs, 12.5 million books, 129,000 video games, 144,000 active athletes and 159,000 sporting events. We develop our metadata through a technology platform that combines machine learning techniques and platform-mediated work with our proprietary and patented knowledge graph technology. This technology platform delivers content faster and at higher quality than traditional editorial models can offer. There are five levels within the metadata portfolio: basic metadata (such as artist or album); navigational metadata (such as relationships between actors and movies or television series); editorial metadata (such as actor biographies, television, movie or music reviews); enhanced metadata (such as weighted keywords and connections across all entities in our library) and real-time metadata (such as sports play-by-play and excitement scores). Our focus on quality, robustness and consistent international depth has made us a recognized leader in entertainment metadata services worldwide. Looking forward, we continue to expand our portfolio, recently launching new products that support new media efforts from content studios, TV broadcasters and automotive entertainment providers.

Our television and movie metadata includes information from 73 countries including the United States, countries in Latin America including Brazil, countries in Europe including Russia, Turkey and Poland, and countries in Asia including Hong Kong, India and Taiwan. We license several metadata and service offerings, including, but not limited to, schedules, listings and web content linking services. Customers typically pay us a monthly or quarterly fee for the rights to use the metadata, receive regular updates and integrate it into their own service. Our metadata can be sold stand-alone or as a complement to another TiVo product such as a UX Solution or search and recommendation solution. We deliver metadata using real-time APIs and as bulk data files depending on our customer’s requirements. Globally our metadata customers include leading companies such as Microsoft Corporation ("Microsoft") and Samsung Electronics Co. Ltd. ("Samsung").

Personalized Content Discovery and Natural Language Voice. Personalized Content Discovery with conversation services provides service providers, CE device manufacturers and application/service developers a way to enable their customers to quickly find, discover and access content across linear broadcast television, VOD, DVR and OTT sources. We process anonymous viewing information uploaded from STBs, digital media devices and consumer input for use in recommendations and personalization. The advanced algorithms of our technology understands the nature and relationship of content information and the context surrounding a user's behavior to deliver an advanced personalized content discovery experience. Results can be generated through traditional text entry, voice interaction or our content recommendations. Our natural language voice solution, when combined with our advanced search and recommendations technology, enables a conversational interaction between a viewer and their content experience. We have brought together advanced semantic and contextual technologies to enable powerful media centric voice interactivity. Combined with the expertise of our content editors and our comprehensive entertainment metadata, we deliver a powerful discovery solution. These technologies can be applied to pay TV, IPTV and video services from virtual service providers, content producers and CE manufacturers. Customers typically pay us a per subscriber or per device fee. Our search and recommendation solutions are widely deployed with many leading pay TV service providers including Charter and Verizon Communications, Inc. ("Verizon").

Advanced Media and Advertising. Our Advanced Media and Advertising solutions enable pay TV and virtual service providers, content and new media companies, and advertisers and their agencies to better understand and monetize consumer media engagement.

We provide advertisers with nationwide or regionally targeted advertising on our UX Solutions. Advertisers place ads in a variety of display formats, seamlessly incorporated into the user interface. Advertisements can trigger a variety of actions when selected via a remote control, including video advertisement playback, DVR recordings and direct response. Media and conventional advertisers are interested in the value proposition of utilizing display advertising in television interfaces to reach consumers with an interactive experience or guide them to related media content. Utilizing our Personalized Content Discovery platform, we also target content promotions as ‘paid search’ by directly including the sponsored content in user interface’s recommended content carousel. We work with service providers bundling their non-TiVo advertising inventory with our native inventory giving us a more significant national footprint.

Our TV Viewership Data platform is built on modern big data technologies and processes millions of households of TV viewership data with program airings data. Our platform enables us to partner with service providers to unlock the value of their return-path data, transforming raw return-path data into meaningful viewership information to inform advertising, promotion, and marketing initiatives. Utilizing our TV Viewership Data, MVPDs, broadcasters, content producers, advertising agencies and advertisers can activate subscriber’s TV viewership alone or in combination with third-party data sources using industry-leading data safe havens to target directly, or through third party viewer segments, promotions and advertising to monetize their subscriber customer base.

We also offer a software-as-a-service Audience Insights solution used by service providers to analyze the habits and preferences of TV subscribers, providing critical insights that can be utilized to increase operational efficiency, improve customer engagement, support carriage and bundling decisions, help mitigate churn and maximize average revenue per user. Integrated with our Personalized Content Discovery solutions, Audience Insights processes millions of households of TV viewership data, programming data, billing and customer attributes data, as well as third-party sources providing service providers deep analysis of their subscriber’s second-by-second engagement and consumption of content.

Other

Analog Content Protection. Our legacy technology of analog video content security, commercially known as ACP, has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. We license ACP directly to CE manufacturers and content producers, as well as semiconductor companies that supply the CE manufacturers. ACP can be licensed as a fixed annual fee, per unit royalty or, in some cases, as a one-time fee for a perpetual license.

Intellectual Property Licensing Segment

Our Intellectual Property Licensing segment generated 42%, 49% and 54% of our Total Revenues, net for the years ended December 31, 2018, 2017 and 2016, respectively.

Patent Portfolios. The foundation for our Intellectual Property Licensing segment is two expansive patent portfolios from Rovi and TiVo Solutions, which encompass approximately 4,200 issued and 1,500 pending patents. We have filed patent applications relating to thousands of inventions resulting from our research and development, including many critical aspects of the design, functionality and operation of TiVo products and services as well as technology that we may incorporate into future products and services. We continue to grow our patent portfolios in size and relevance through ongoing investment, targeted acquisitions and strategic management of the portfolios. We generate a substantial portion of our Intellectual Property Licensing revenue from our discovery patents, which represents 94% of our total patents. Over the last 10 years, our portfolio of U.S. discovery patents has more than doubled in total size; however, the number of issued patents in our patent portfolio has more than quadrupled. The scope and relevance of our discovery patent portfolios have also grown over this period, reflective of the increase in entertainment UX, DVR and mobile device media functionality. We believe that interactive video guidance technology is a necessary tool for television viewers facing an increasing amount of available content and an increasing number of digital television channels, VOD services and OTT services. The entertainment UX is evolving from a solution for linear television content to a UX for all the content consumers have access to across all of the devices they use. Our discovery patent portfolio includes important intellectual property coverage and protection for key features and functionality across guidance, search and recommendation, DVR, VOD, OTT, second screen offerings, mobile device media utilization and various interactive television applications. Our discovery portfolio's patents have expiration dates as late as 2038. We have extensive, ongoing innovation efforts in place to ensure the longevity of our patent portfolios so they continue to provide long-term protection across the key areas of our business and the media experience.

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

Major Licensees. Our major pay TV service provider and video distribution intellectual property licensees include Altice USA, Inc. (including Cablevision), AT&T, Inc. ("AT&T"), Charter, Cox Communications, Inc, Sky plc, Verizon and many others. We also have license agreements with third party IPG providers. Our CE intellectual property licensees include leading CE companies such as Panasonic Corporation and Samsung. As of December 31, 2018, 160 million pay TV subscribers worldwide are estimated to be receiving a licensed UX or IPG solution, including 88 million internationally.

Innovation and Development

TiVo Service Platform & Client Software. Over the past few years, the TiVo Service Platform and Client Software have undergone a significant refactoring. In addition to developing a new look and feel, our next generation TiVo Service Platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, extensive video metadata, robust data collection and new back office capabilities.

TiVo Enabled Hardware Devices. We continue to advance the TiVo software to operate across a variety of hardware platforms. In 2018, we outsourced the manufacturing and future hardware designs to a strategic partner, including for the TiVo BOLT VOXTM DVRs and TiVo Mini VOXTM non-DVR STBs. The TiVo Service Platform software includes a modular front-end that allows the basic platform to be used by hardware manufacturers to build STBs that support digital and analog broadcast, cable, IPTV, OTT and VOD services. In addition, our cloud-based TiVo Service Platform allows our hardware partners' devices and the internet to connect with third-party consumer devices and services to enable existing and future functionality.

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

Advanced Media and Advertising. We are leading the industry to use advanced technologies focused on television data to create efficiencies and value multipliers in the evolving television advertising ecosystem. Our TV data platform processes the raw TV viewership events from millions of STBs which our customers can anonymously match against billing, customer and a range of other third-party data. These capabilities can be used across a variety of advertising use cases in both traditional linear television and digital advertising for internet delivered content.

TiVo's Evolving Content Discovery Solutions. We are reimaging television to evolve the user experience to be the content discovery platform that breaks down the content silos and boundaries to create a truly unified media experience. We are integrating virtual channels of internet delivered video directly into the consumer's primary video consumption platform to provide universal search, discovery and consumption regardless of where the content originates. TiVo's UX will provide content producers with a platform for merchandising their content and allows consumers to build their own entertainment bundle to truly personalize their experience.

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

•
We provide broadcast delivery of television programming data and advertising to UXs on TVs and STBs in major European markets and in Japan. In North America, we deliver similar programming and advertising data via the internet.

•	We support our customers with porting and engineering services to ensure our IPGs and DVRs operate properly.

•	We provide customer care for UX and DVR customers to resolve data, advertising and consumer functional issues.

TiVo Service. We provide customer support through outsourced service providers as well as our internal customer service personnel for our direct-to-consumer retail TiVo Service in the United States. When our product is distributed through a pay TV service provider, the pay TV service provider is primarily responsible for customer support. We offer training, network operating center services and other assistance to these pay TV service providers. Our retail TiVo Service subscribers have access to an internet-based repository for technical information and troubleshooting techniques. Subscribers can also obtain support through other means such as the TiVo website, web forums, email and telephone support.

Seasonality. We generate a significant number of our new consumer subscriptions for the TiVo Service during and immediately after the Christmas holiday shopping season. We also incur increased sales and marketing costs in advance of the Christmas holiday shopping season.

Competition

There are a number of companies that produce and market advanced media solutions such as UXs, IPGs, DVRs, search, recommendation, natural language voice, metadata and advanced data and analytics in the various formats which compete, or we believe will compete, with our products and services over time. Principal competitive factors include brand recognition and awareness, product and service functionality, innovation, ease of use, personalization, content access and availability, mobility and pricing. While we are competitive across this range of factors, we believe our primary competitive differentiation comes from our ability to integrate all of our products to create unique value to our customers.

Platform Solutions: Our Platform Solutions face competition from companies such as Synamedia, MediaKind, Kudelski, SA, MobiTV, Inc., and Espial and from MSO internally developed solutions such as Comcast X1 and Liberty Global plc's Horizon Media, which have created competing products that provide user interface software for use on STBs and CE and mobile devices. Such companies may offer more economically attractive agreements to service providers and CE manufacturers by bundling multiple products together. Another common competitor we encounter is a customer who chooses to build its own IPG and DVR solution, under license with our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have innovative, high-quality products ready to be implemented, with local and network DVR, integrated data distribution infrastructure and content, as well as third party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions can speed our customers' time to market, can be deployed at a lower cost than internally built products and can be superior to “do-it-yourself” products. For those that choose to do it themselves, we have component products such as advanced search, recommendation, conversation and insights, Cubiware middleware products and our extensive metadata offerings providing them a full suite of services to power their next generation in-house built media experience.

TiVo Service. The TiVo Service competes in the U.S. against solutions sold directly by pay TV service providers and virtual service providers. These solutions often have similar feature sets, such as DVR capabilities, search and discovery, multi-room viewing, and TVE access for mobile devices. Some of these solutions are offered at lower prices, but in many cases, are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, the DVRs are usually professionally installed and may appeal to consumers who do not wish to pro-actively select a DVR service. The TiVo Service also competes against products with on-demand OTT streaming capabilities offered by CE manufacturers. Though these devices do not offer the breadth of the TiVo service, they do offer alternative ways to access TVE and OTT content. For example, many CE manufacturers have television or DVD products that are internet-enabled and others have built dedicated devices for accessing video over the internet such as Apple TV, Amazon Fire TV, Google Chromecast and Roku. Similarly, companies such as DISH Network L.L.C (Sling TV), AT&T (DirecTV NOW), Microsoft Corporation ("Microsoft") and Sony Corporation have now enabled the digital delivery of video programming over the internet to video game consoles and other consumer devices.

Metadata. In metadata, we compete with other providers of entertainment-related content metadata such as Gracenote (a subsidiary of Nielsen Holdings plc) and Ericsson Group's Red Bee Media. While we do not believe that our competitors' metadata sets offer the same comprehensive breadth of focus on media exploration, discovery and management in as many regions of the world as we do, they present competition to our metadata business for each of their areas of focus.

TV Audience Data. We collect and analyze audience research data in an area where companies such as comScore, Inc. and Nielsen Holdings plc and other online data analytics companies compete for research spend from advertisers, advertising agencies and television networks. Other large companies are also focusing resources in this area including Comcast, Facebook, Inc. and Google (succeeded by Alphabet, Inc.). Many of our existing customers are investing in significant platforms to enable their businesses with these capabilities. We believe that there is a significant opportunity for us as an independent data and technology provider, with proprietary access to critical data assets associated with consumers' engagement with entertainment media.

Intellectual Property Rights, including Patents, Copyrights, Trademarks and Tradenames

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our innovations and inventions through a variety of means, including but not limited to applying for patent protection domestically and internationally.

As of December 31, 2018, we held approximately 1,600 U.S. patents and had approximately 600 U.S. patent applications pending. As of December 31, 2018, we also had approximately 2,600 foreign patents and approximately 900 foreign patent applications pending. Each of our issued patents expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2038.

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

Compatibility Between Cable Systems and CE Equipment

The Federal Communications Commission ("FCC") has been working for over a decade to implement a congressional mandate to create a competitive market for cable television STBs and other devices to access video programming on cable systems (“navigation devices”) and give consumers a choice in the devices used to access such programming, while still allowing the cable systems to have control over the secured access to their systems.

To meet its statutory obligation without compromising the security of video services, the FCC required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels. In 2003, the FCC adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that utilize unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a STB (but without the ability for consumers to use interactive content). In 2013, the United States Court of Appeals for the District of Columbia Circuit struck down the FCC rules in a way that could have an impact on cable operators’ continued provision of CableCARDs to customers for use with third-party navigation devices. In December 2014, Congress passed the Satellite Television Extension and Localism Act Reauthorization ("STELAR"), which repealed an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the STBs they lease to their subscribers effective December 4, 2015. STELAR also directed the FCC to create a working group to find a successor standard to replace the CableCARD. The cable industry has continued to provide, and committed to Congress to provide, CableCARDs for third-party devices like those supplied by TiVo to requesting customers. We cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Although current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and STBs, all of which could affect demand for UXs incorporated in STBs or CE devices.

General Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, including encryption technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

We are also subject to a number of foreign and domestic laws that affect companies conducting business on the internet. In addition, because of the increasing popularity of the internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, accessibility, network neutrality, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. Each jurisdiction may enact different standards, which could impact our ability to deliver data, services or other solutions through the internet.

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

In the U.S., service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, torts, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the DMCA has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Privacy Protection Act restricts the ability of service providers to collect information from minors, and the Protection of Children from Sexual Predators Act of 1998 requires service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Employees

As of December 31, 2018, we had approximately 1,700 full-time employees, of which approximately 650 were based outside the U.S. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part on the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Information About Our Executive Officers

The names of our executive officers, their ages, positions and biographical summaries as of December 31, 2018 are shown below.

Name	Age	Position
Raghavendra Rau	69	Interim President and Chief Executive Officer
Peter Halt	58	Chief Financial Officer
Michael Hawkey	53	Senior Vice President and General Manager, User Experience
Matt Milne	51	Chief Revenue Officer
Arvin Patel	47	Executive Vice President and Chief Intellectual Property Officer
Pamela Sergeeff	46	Executive Vice President, General Counsel and Chief Compliance Officer

Raghavendra Rau. Mr. Rau has served as our Interim President and Chief Executive Officer since July 2018 and as a director of the Company since 2015. Prior to joining the Board, Mr. Rau served as Chief Executive Officer of SeaChange International Inc., a video software technology company, from November 2011 to October 2014 and was a member of its board from July 2010 until October 2014. Prior to his work at SeaChange International, Mr. Rau held a number of senior leadership positions with Motorola Inc. from 1992 to 2008, including Senior Vice President of Strategy and Business Development of the Networks & Enterprise business, Senior Vice President of the Mobile TV Solutions business, and Corporate Vice President of Marketing and Professional Services. Mr. Rau serves on the board of Quantum Corporation, a manufacturer of data storage devices, and served on the board of Aviat Networks, a wireless networking company, from November 2010 to January 2015. Mr. Rau holds a bachelor’s degree in engineering from the National Institute of Technology (Surathkal, India) and an MBA from the Indian Institute of Management (Ahmedabad, India).

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

Michael Hawkey. Mr. Hawkey has served as our Senior Vice President and General Manager, User Experience since September 2015. Prior to joining the Company (then Rovi), Mr. Hawkey was Senior Vice President and General Manager for Sling Media, Inc., a former subsidiary of EchoStar Corporation, from 2012 to 2015. Prior to this role, Mr. Hawkey worked as Vice President of Marketing and Sales for EchoStar Technologies, a communications technology company. He has also held leadership positions at Advanced Digital Broadcast (ADB) Americas and STMicroelectronics. Mr. Hawkey holds a B.S. in Computer Engineering from Rose-Hulman Institute of Technology.

Matt Milne. Mr. Milne has served as our Chief Revenue Officer since January 2017. Mr. Milne joined the Company (then Rovi) in February 2011 and served as Senior Vice President, CE Sales from 2011 to 2012. Mr. Milne served as our Executive Vice President, Worldwide Sales and Marketing from January 2012 to May 2014 and as Senior Vice President responsible for Tier 1 Intellectual Property Licensing & Sales from May 2014 to April 2016. He served as SVP and GM of Intellectual Property and Licensing from April 2016 until his promotion to Chief Revenue Officer in January 2017. Prior to joining the Company, Mr. Milne held various sales, marketing and product leadership positions at DivX, MediaFLO USA (a wholly owned subsidiary of Qualcomm Incorporated), Viewsonic, Gateway, Inc., Cameo Technologies and Western Digital. Mr. Milne holds an MBA from California State Polytechnic University, Pomona and a B.A. in business from California State University, Fullerton.

Arvin Patel. Mr. Patel has served as our Executive Vice President and Chief Intellectual Property Officer since August 2017. Prior to joining the Company, Mr. Patel served as Chief Intellectual Property Officer at Technicolor S.A, a video technologies supplier, from August 2015 to June 2017. Mr. Patel previously served as Senior Vice President, Intellectual Property Licensing at Rovi from April 2011 to July 2015. Mr. Patel holds a B.A. in legal studies from the University of California, Berkeley, and a J.D. from the California Western School of Law.

Pamela Sergeeff. Ms. Sergeeff has served as our Executive Vice President and General Counsel since December 2013. Ms. Sergeeff also serves as the Company’s Chief Compliance Officer and Corporate Secretary. Ms. Sergeeff joined the Company (then Macrovision) in 2003 and has held various positions of increasing responsibility in the legal group, including serving as Senior Vice President and Associate General Counsel from 2011 to 2013 and as Vice President and Associate General Counsel from 2007 to 2011. Ms. Sergeeff holds a B.A. in Economics from the University of California, Los Angeles and a J.D. from the University of California, Berkeley. Ms. Sergeeff is a member of the California State bar.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below. You should consider these risk factors together with other information contained or incorporated by reference in our filings with the SEC before investing in our securities. If any of the following risks are realized, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected, which in turn could adversely affect our ability to repay our outstanding convertible senior notes or other indebtedness. In those events, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred and may continue to incur significant restructuring costs and may not realize our anticipated cost savings with respect to our restructuring initiatives.

We have incurred material restructuring costs in connection with integrating TiVo Solutions' operations with the operations of Rovi and other cost saving initiatives. These restructuring actions may not achieve the associated cost savings in a timely and efficient manner, and we may not fully realize the anticipated cost savings for a variety of reasons. Some of the risks include failure to obtain expected cost savings due to cost overruns. In addition, these restructuring plans are designed to reduce our fixed costs and our operating expenses, which have included, and may include in the future, the consolidation of office locations, elimination of redundant information systems, product integration and consolidation efforts and employee-related costs. These restructuring activities are likely to result in significant restructuring charges that may adversely affect our results of operations and cash flows in the periods in which such charges occur or payments are made. Additionally, actual costs related to such restructuring actions have in the past, and may in the future, exceed the amounts that we previously estimated. Further, if the expected cost saving benefits are not realized, our business may be harmed.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act of 2017”) was signed into law. The Tax Act of 2017 enacted comprehensive tax reform that made broad and complex changes to the U.S. federal income tax code. The Tax Act of 2017, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for newly generated net operating losses to 80% of post-2017 annual taxable income and elimination of net operating loss carrybacks, future taxation of payment from a U.S.-based taxpayer to related foreign entities, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. In December 2018, the U.S. Department of Treasury published draft regulations regarding certain aspects of the Tax Act of 2017. It is uncertain if additional regulations will be issued or of the draft regulations will be finalized as proposed. In addition, certain states have not finalized their decisions regarding conformity with the Tax Act of 2017. As a result, the overall impact of the Tax Act of 2017 is uncertain and the Tax Act of 2017 could adversely affect our financial condition, results of operations or cash flows. See Note 14 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to U.S federal and state tax and we are taxed in various international jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. In preparing our financial statements, we estimate the amount of tax to accrue in each tax jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including from the passage of new tax laws, changes in the mix of our profitability from state to state and from country to country, the amount of payments from the company’s U.S. entities to related foreign entities, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities and changes in accounting for income taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2018, we had U.S. federal and state net operating losses of $1.0 billion and $1.1 billion, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2019. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act of 2017, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act of 2017. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

As of December 31, 2018, we had $1.0 billion of total debt outstanding, which includes $668.5 million under our Term Loan Facility B and $345.0 million under our 2020 Convertible Notes. Our Term Loan Facility B is guaranteed by us and certain of our domestic and foreign subsidiaries and is secured by substantially all of our, the subsidiary guarantors and the co-borrowers’ assets. Our indebtedness may:

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

The elimination of the USD London Interbank Offered Rate ("LIBOR") could materially impact our interest expense.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company’s Term Loan B and interest rate swaps are currently indexed to USD-LIBOR and are expected to be indexed to USD-LIBOR or its replacement in the future. To the extent the USD-LIBOR replacement results in higher interest rates, the Company’s interest expense on its Term Loan Facility could materially increase.

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

If economic conditions or other risks and uncertainties in our future business cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We and our subsidiaries may choose to incur additional indebtedness in the future to fund these activities, although our access to capital markets is not assured and we may not be able to incur additional indebtedness at a cost that is consistent with current borrowing rates. The terms of our debt do not prohibit us or our subsidiaries from incurring additional indebtedness, although such debt terms impose restrictions on our ability to do so. If we incur any additional indebtedness that ranks equally with existing indebtedness, the holders of that indebtedness will be entitled to share ratably with the holders of our existing debt obligations in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The nature of our business requires the application of complex accounting principles. Significant changes in U.S. generally accepted accounting principles (“GAAP”) could materially affect our financial position and results of operations.

From time to time the Financial Accounting Standards Board (the “FASB”) modifies the accounting standards applicable to our financial statements, which could materially affect our financial position or results of operations. For example, in February 2016, the FASB issued an amended accounting standard for leases, Accounting Standards Update No. 2016-02, Leases (“Topic 842”). On January 1, 2019 we adopted Topic 842 using the modified retrospective approach. As a result of adopting Topic 842, we expect to recognize the present value of our existing minimum lease payments as lease liabilities of approximately $80 million to $85 million and a corresponding right-of-use asset of approximately $65 million to $70 million. The adoption of Topic 842 is not expected to change the cash flows associated with our leases. See Note 1 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein, for additional information about the effect of adopting Topic 842.

We utilize non-GAAP reporting in our quarterly earnings press releases.

As part of our quarterly earnings press releases, we publish measures compiled in accordance with GAAP as well as non-GAAP financial measures along with a reconciliation between the GAAP and non-GAAP financial measures. The reconciling items adjust amounts reported in accordance with GAAP for certain items which are described in detail in each such quarterly earnings press release. We believe that our non-GAAP financial measures are meaningful to investors when analyzing our results of operations as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions on such non-GAAP financial measures. If we decide to alter or curtail the use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be adversely affected if investors analyze our performance in a different manner.

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

Risks Related to Our Business and Industry

We are subject to risks and uncertainties related to our review of strategic alternatives.

In connection with our previously announced review of strategic alternatives, we have incurred expenses and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the review.  There can be no assurance that this review will result in a specific transaction or other strategic alternative.  In addition, the pendency of the review exposes us to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time to the review; exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom; and risks and uncertainties with respect to suppliers, customers and other business relationships, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.  We can provide no assurance that any transaction or other strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

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

•
we cannot assure you that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others;

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

We face competitive risks in the provision of an entertainment offering involving the distribution of digital content provided by third party application providers through broadband.

We have previously launched access in certain of our products and services to the entertainment offerings of Amazon Video, Netflix, Hulu Plus, VUDU, Pandora and others for the distribution of digital content directly to broadband-connected TiVo devices. Our offerings with Amazon Video, Netflix, Hulu Plus, Pandora and others typically involve no significant long-term commitments. We face competitive, technological, and business risks in our ongoing provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon Video, Netflix and others, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to TiVo devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon Video, and Google that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Video, Netflix, Hulu Plus, Pandora, and our other partners, on our own, or an equivalent offering with other third-parties, the attractiveness of the TiVo service to new subscribers would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers would be harmed.

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

We have expanded our technology base in the past through strategic acquisitions of companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products, services and employees. We may not realize the anticipated benefits of these acquisitions or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

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

If we acquire businesses, new products, service offerings or technologies in the future, we may incur significant acquisition-related costs. In addition, we may recognize significant amounts of goodwill or intangible assets that would be subject to impairment testing, as well as amortization for finite-lived intangible assets. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, a Goodwill impairment charge of $269.0 million was recognized related to the Product reporting unit during the year ended December 31, 2018. For further details about the Goodwill impairment charge, refer to Note 8 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. In the future, we may be required to impair all or part of the goodwill or intangible assets which could harm our operating results.

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

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks and copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products or services incorporating our technologies can be sold. We have filed applications to expand our patent claims and for improvement patents to extend the current periods of patent coverage. However, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.

Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in some foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation of our technologies. Such competitive threats could harm our business.

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

Standards bodies often require, as a condition of joining such bodies, that potential members license, agree to license, disclose or place other burdens on their patents. Similarly, technology licensors and platform operators often require that licensees cross license, or agree not to assert, their patents. In order to develop, provide or distribute certain products or services, we may find it necessary or helpful to join these standards bodies, license these technologies or contract with these platform operators. However, in order to do so, we might have to sign agreements under which we would have to license or agree not to assert patents without being able to collect royalties or for fees that we believe are less than those that we could otherwise collect. Similarly, these agreements could require us to disclose invention-related information that we would otherwise prefer to keep confidential. If we choose not to be part of standards bodies, to license certain technologies, or to contract with certain platform operators, our business could be harmed.

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively.

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend on our continuing ability to identify, attract, train and retain highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay Area, where our headquarters are located, and the high cost of living in these areas makes our recruiting and compensation costs higher. Moreover, changes in our management or executive leadership team could lead to disruption of our business or distraction of our employees as the organization adapts to such management changes. Uncertainties with respect to the results of our publicly announced strategic alternatives review or the interim nature of our current CEO may also distract our employees and management team and lead to attrition of qualified employees, increasing our hiring and retention risks. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

Qualifying, certifying and supporting our technologies, products and services is time consuming and expensive.

We devote significant time and resources to qualify and support our software products on various personal computer, CE and mobile platforms, including operating systems from Apple Inc., Google and Microsoft. In addition, we maintain high-quality standards for products that incorporate our technologies and products through a quality control certification process. To the extent that any previously qualified, certified and/or supported platform or product is modified or upgraded, or we need to qualify, certify or support a new platform or product, we could be required to expend additional engineering time and resources, which could add significantly to our development expenses and adversely affect our operating results.

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

We have made and expect to make significant investments in infrastructure, tools, systems, technologies and content, including initiatives relating to digital asset and rights management, cloud-based systems and technologies and data warehouses, aimed to create, assist in the development or operation of, or enhance our ability to deliver innovative products and services across multiple media, digital and emerging platforms. These investments may ultimately cost more than is anticipated, their implementation may take longer than expected, we may need to utilize more than one vendor to remain cloud agnostic and they may not meaningfully contribute to or result in successful new or enhanced products, services or technologies.

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

In connection with our deployment arrangements for TiVo, we engage in complex licensing, development, and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting the TiVo Service, maintenance, and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, Com Hem Holdings AB and Virgin, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.

In addition, when we enter into such deployment agreements with television service providers, we are typically required to make cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different operating results, in addition to differences in timing and income statement classification of related expenses and revenues. An unfavorable change in estimates could result in a reduction of profit due to higher cost or the recording of a loss once such a loss becomes known to us that would be borne solely by us. We also recognize revenues for software engineering services using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. If we are unable to properly measure and estimate our progress toward completion in such circumstances, we could incur unexpected additional costs, be required to recognize certain costs earlier than expected, or otherwise be required to delay recognition of revenues unexpectedly. A material inability to properly manage, estimate, and perform these development and engineering services for our television service provider customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

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

The provision of certain of our products and services depends on the continuing operation of communications and transmission systems and mechanisms, including satellite, cable, wire, internet and over-the-air. These communication and transmission systems and mechanisms are subject to significant risks and any damage to or failure of these systems and mechanisms could result in an interruption of the provision of our products and services.

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

We have a complex business that is international in scope. Ensuring that we have adequate internal controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal controls over financial reporting. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant amount of time to complete.

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

We incur costs and demands on management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

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

We generate a significant amount of revenue from our contracts with AT&T and Charter. In September 2017, our contract with AT&T was extended to December 2025. In June 2016, we amended our license agreement with Charter to cover Time Warner Cable. Our contract with Comcast expired in March 2016 and we filed litigation against Comcast for patent infringement in April 2016. The expiration of our license with Comcast, as well as litigation initiated against Comcast, has resulted in a reduction of current revenue and an increase in litigation costs. The length of time that Comcast is out of license prior to executing a license or reaching a resolution is unknown. In addition, the amount of revenue recognized in the reporting period a license is executed or resolution is reached is uncertain and will depend on a variety of factors including terms such as duration, pricing, licensed products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license. Furthermore, we cannot assure you that these license agreements with major pay TV service providers will not be terminated under certain circumstances. If that occurs and we are unable to replace the revenue associated with these agreements through similar or other business arrangements, our revenues and profit margins would decline and our business would be harmed.

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

Limitations on control of our IPG JV may adversely impact our operations in Japan.

We own 46% of our IPG JV with non-affiliated third parties holding the remaining interest. As a result of such arrangement, we may be unable to control the operations, strategies and financial decisions of the IPG JV, which could in turn result in limitations on our ability to implement strategies that we may favor, or to cause dividends or distributions to be paid. In addition, our ability to transfer our interests in the IPG JV may be limited under the joint venture arrangement.

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

We depend on a limited number of third-parties to design, manufacture, distribute and supply hardware devices upon which the TiVo software and service operate. We may be unable to meet the software and service needs of our customers if these parties do not perform their obligations to TiVo or their MVPD customers.

The TiVo software and services operate on a number of hardware products, including DVR and non-DVR STBs, produced by third-party hardware companies. If we fail to effectively manage the integration of our software and services with our hardware partners' devices, we could suffer from product recalls, poorly performing product and higher than anticipated warranty costs. We have contracted for the design, manufacture and distribution of certain TiVo-branded DVRs and non-DVRs with a third-party partner. This third-party partner does not typically enter into long-term volume commitments with the major retail distributors. We currently rely on our TiVo-branded hardware partner's relationships with major retail distributors, including Best Buy, Amazon and others, for the distribution of TiVo-enabled DVRs and non-DVR products within the United States. If one or several major retail partners were to discontinue selling TiVo-enabled products, the volume of TiVo-enabled DVRs and non-DVRs sold to consumers could decrease, which could harm TiVo’s service business.

We depend on a third-party partner for the certain TiVo-branded hardware devices that are sold through the TiVo website. If this third-party partner fails to perform its obligations, we may be unable to find alternative suppliers or deliver our products and services sold through the TiVo website on time or with the features and functionality customers expect. In addition, because our third-party partner may be dependent on sole suppliers for key components and services, their ability to manufacture DVRs and and non-DVR STBs which run our software may be subject to concentrated risks of supply shortages (without immediately available alternatives) and exposure to unexpected cost increases in such sole supplied components. Additionally, certain features and functionalities of our TiVo service and DVRs are dependent on third party components and technologies. If TiVo or our third-party partner is unable to purchase or license such third-party components or technologies, we would be unable to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business.

TiVo also relies on third-parties to whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics to provide cost-effective and efficient supply chain services. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If one or several of our third-party supply chain partners were to discontinue service to us, our ability to fulfill sales orders through the TiVo website and distribute inventory timely, cost effectively, or at all, may be delayed or prevented, which could harm our business. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our TiVo service. Any of these outcomes could harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

If our third-party partners are not successful, or experience delays, product shortages or other problems, the needs of our customers that use our TiVo service may not be met. In addition, as we are dependent on third-party hardware to operate our software and services, the loss of a hardware device relationship could require us to identify alternative sources of devices capable of running our software and services, which we may be unable to do or which could prove time-consuming and expensive.

In connection with our sales of TiVo-branded products through the TiVo website, we maintain an inventory of certain DVR and non-DVR products based on our demand forecast. Due to the seasonality in our business and the nature of long-lead time product development and manufacturing cycles, we make demand forecasts for these products well in advance of our peak selling periods. As such, we are subject to risks in managing the inventory needs of our business during the year, including estimating the appropriate quantity and mix of demand across our older and newer DVR and non-DVR products. If we were to overestimate demand for hardware products, we may have inventories in excess of currently forecasted demand which could require us to record a loss. However, if we were to underestimate demand for the TiVo-branded hardware products, we may end up with inventory shortages which could cause us to fail to meet actual customer demand. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. Excess purchase commitments as a result of changes in our sales forecast may require us to record a loss.

If cable operators were to cease supporting and providing CableCARDs to consumers or cable operators were to transmit television programs using technology that prevents our retail products from receiving and displaying television programs, the functionality of our current retail products would be severely limited, in which case our business would be harmed.

The FCC’s rules currently require the cable industry in the United States to provide access to digital high definition television signals to retail products by supplying separable security functionality to decrypt encrypted signals. Traditionally, cable operators have satisfied this separable security requirement by supplying CableCARD conditional access security cards. We rely on cable operators to supply CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. With the limited exception of high definition over the air broadcast channels, our DVRs presently are limited to using CableCARDs to access digital cable, high definition, and premium cable channels (such as HBO) that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Our retail cable products are unable to access the encrypted digital television signals of satellite providers such as DIRECTV and DISH Network L.L.C. ("DISH") as well as alternative television service providers such as AT&T U-verse and Google Fiber. And without CableCARDs, there presently is no alternative way for us to sell a retail cable product that works across cable systems nationwide. Furthermore, to the extent more pay TV customers obtain television service from satellite television providers and alternative television providers such as AT&T U-verse and Google Fiber, the desirability of our retail products and service will be harmed.

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

If cable operators were to cease supporting and providing CableCARDs to consumers without providing us with a commercially viable alternative method of accessing digital cable, high definition, and premium cable channels that works across cable systems nationwide, we would be unable to sell most of our current retail products, may be unable to create future retail products that receive pay TV programming, and our business would be harmed as the market for devices which only receive over the air broadcast television signals is significantly smaller than the current pay TV market. We cannot predict the impact of any new technical equipment regulations on our business and operations.

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

                From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have included and may in the future include exclusivity provisions (such as geographic or product specific limitations), most favored customer limitations, and patent licensing arrangements. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model or otherwise were justified by the terms of the particular relationship, the terms and conditions of such business relationships may place some restrictions on the operation of our business, including where we operate, who we work with, and what kinds of activities we may engage in, in the future. Additionally, some of our license agreements contain "most favored nation" clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensees. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to licensees, which could, if applied, result in lower revenues or otherwise adversely affect our business, financial condition, results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

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

We have from time-to-time outsourced engineering work related to the design and development of the software in our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to in the future work, with companies located in jurisdictions outside of the United States, including, but not limited to, Romania, India, Ukraine, and the United Kingdom. We have limited experience in the outsourcing of engineering and software development to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets, and copyrights. We could also be subjected to increased regulatory and other scrutiny related to export control restrictions which could impede or prevent us from working with international partners. Additionally, instead of saving money, we could incur significant additional costs as a result of inefficient or delayed engineering services or poor work product. As a result, our business would be harmed, including our financial results, reputation, and brand.

The markets for our targeted audience delivery and advertising platforms may not develop and we may fail in our ability to fully exploit these opportunities if these markets do not develop as we anticipate.

The market for targeted audience delivery platforms for the provision of data-driven, audience-based advertising analytics for advertisers, networks and agencies and interactive television advertising are at an early stage of development and we cannot assure you that we will succeed in our efforts to develop our targeted audience delivery and interactive advertising platforms as products widely accepted by our customers. In addition, with respect to our interactive advertising platform, pay TV service providers who have a patent license from us are not required to provide advertising or utilize our technology, although some have. Therefore, our ability to derive advertising revenues from our patent licensees also depends on the implementation of compatible interactive advertising technologies by such licensees.

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

As of December 31, 2018, we had two major locations (defined as a location with more than 50 employees) and employed approximately 650 employees outside the U.S. We face challenges inherent in efficiently managing employees over large geographic distances and across multiple office locations, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.

We expect that international and export sales will continue to represent a substantial portion of our revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our solutions.

To the extent that foreign governments impose restrictions on importation of programming, technology or components from the U.S., the demand for our solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S., which increases the risk of unauthorized use of our technologies. Such laws also may not be conducive to copyright protection of digital content, which may make our content protection technology less effective and reduce the demand for it.

Because we sell our products and services worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements and the costs of complying with such laws (including consumer and data protection laws);

•	changes in, or weakening of copyright and intellectual property (patent) laws;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions or difficulty in obtaining export licenses for certain technology;

•	import and export restrictions and duties, including tariffs, quotas or taxes and other trade barriers and restrictions;

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

We have direct license relationships with many consumer hardware device manufacturers located in China and a number of the electronics companies that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect consumer hardware device manufacturing in China to continue to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face additional risks in China, in large part due to China's historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have experienced, and expect to continue to experience, China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the U.S., Japan and Europe. Unauthorized use of our technologies and intellectual property rights by China-based consumer hardware device manufacturers may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue could be adversely affected.

Our systems and networks are subject to cybersecurity and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online business activities depend on the ability to store and transmit confidential information and licensed intellectual property securely on our systems, third party systems and over private, hybrid and public networks. Any compromise of our ability to store or transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Storage and online transmissions are subject to a number of security and stability risks, including:

•
our own or licensed encryption and authentication technology, or access or security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

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

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity protections and enhancements, and expose us to litigation and other liabilities. Because some of our technologies and businesses are intended to inhibit use of or restrict access to our customers' intellectual property, we may become the target of hackers or other persons whose use of or access to our customers' intellectual property is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

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

Our products and services and back-end information technology systems can collect and allow us to store individual viewer and account preferences and other data our customers may consider confidential. To provide better consumer experiences and to operate effectively, and for our analytics business and other businesses, we collect certain information from users. Collection and use of such information may be subject to U.S. federal and state privacy and data collection laws and regulations, standards used by credit card companies applicable to merchants processing credit card details, and foreign laws such as the European Union's Data Protection Directive (which may be added to or amended by the General Data Protection Regulation or other regulations in the future). We may also be subject to third party privacy policies and permissions and obligations we owe to third parties, including, for example, those of pay TV service providers. We post our privacy policies concerning the collection, use and disclosure of user data, including interactions between client and server. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and for our products and services more generally. Any failure by us to comply with privacy policies or contractual obligations, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact our data collection efforts and subject us to fines, litigation or other liability.

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

Risks Related to the Ownership of Our Common Stock

Our revenue and expense levels or rate of revenue and expense growth on a quarterly or annual basis may fluctuate, which may cause us to not be able to sustain our operating results, which may cause our common stock price to decline.

Our revenues and expenses could vary significantly in the future and period-to-period comparisons should not be relied on as indications of future performance. We may not be able to sustain our revenue or expense levels, or our rate of revenue or expense growth, on a quarterly or annual basis. In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under U.S. GAAP. Fluctuations in our operating results have in the past caused, and may in the future cause, the price of our common stock to decline.

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

Although predicting consumer demand for our products is very difficult, new consumer subscriptions for the TiVo Service have traditionally been higher during and immediately after the Christmas holiday shopping season than during other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results and dividends;

•	announcements of renewal or termination of major contracts;

•	announcements of technical innovations;

•	new products, services or contracts;

•	announcements by competitors or their customers;

•	announcements by our customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	announcements regarding acquisitions, divestitures or review of strategic alternatives;

•	announcements regarding court cases, litigation or regulatory matters;

•	changes in financial estimates or coverage by securities analysts;

•	changes in interest rates which affect the value of our investment portfolio or the rate of interest we pay on variable rate debt;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

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

We are currently engaged in litigation, and litigation may be necessary in the future, to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, we have initiated patent infringement litigation against Comcast and expect to incur significant expenses in connection with this patent infringement case. If we are unable to reach favorable license terms with Comcast or otherwise experience an adverse outcome in patent infringement lawsuits, our revenues could be adversely impacted and our ability to license our intellectual property on favorable terms to other third parties in the future, each of which would harm our business.

We, and many of our current and potential competitors, dedicate substantial resources to protection and enforcement of intellectual property rights. We believe that companies will continue to take steps to protect their technologies, including, but not limited to, seeking patent protection. Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. Disputes regarding the ownership of technologies and their associated rights are likely to arise in the future and we may be forced to litigate to determine the validity and scope of other parties' proprietary rights. Any such litigation is inherently risky, the outcome is uncertain, could be costly, could distract our management from focusing on operating our business, could delay recognition of revenue until a settlement or decision is ultimately reached, could result in the invalidation or adverse claims construction of patents, and might ultimately be unsuccessful. The existence and/or outcome of such litigation could harm our business.

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

We may be subject to intellectual property infringement claims or other litigation, which are costly to defend and could limit our ability to use certain technologies, result in the loss of significant rights, require us to alter our current product and business strategy and force us to cease operating our business, in which case our business would be harmed.

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties' proprietary rights (especially patents). Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights relating to video or music content, or alleging unfair competition or violations of privacy rights. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. Regardless of the merits of such claims, any disputes with third parties over intellectual property rights could materially and adversely impact our business, including by resulting in the diversion of management time and attention from our core business, the significant cost to defend ourselves against such claims or reducing the willingness of licensees to incorporate our technologies into their products or services. For example, many patents covering interactive television technologies have been granted but have not been commercialized. A number of companies in the advanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies by us is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturers to cease manufacturing products that incorporate our technologies, including devices that enable the TiVo service, our retailers to stop selling our products or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

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

We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or in connection with our various products or service offerings. For example, we license or incorporate certain entertainment Metadata into our data offerings. Certain of these arrangements involve enabling the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights and infringement of intellectual property rights. We require users of our services to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented procedures to enforce such terms of use on certain of our services, including taking down content that violates our terms of use for which we have received notification, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our services, that these procedures will reduce our liability with respect to such unauthorized third-party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement, publicity rights violations or defamation. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

Entertainment companies and other content owners may claim that some of the features of our TiVo DVRs or other products, such as our advertising products and features, and services violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.

A past competitor's DVRs were the subject of several copyright infringement lawsuits by a number of major entertainment companies, including major television networks. These lawsuits alleged that the competitor's DVRs violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the internet to send recorded materials to other users. Although we have not been the subject of such actions to date, TiVo-enabled DVRs have some similar features. Based on market or consumer pressures, we may decide in the future to add additional features that may be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs and non-DVR products, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly, even if we prevail in the litigation, and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs or other products and services, we may experience increased difficulty in marketing the TiVo service and related TiVo products and services and may suffer reduced revenues as a result.

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

For example, in 2014, the Supreme Court of the United States decided the Alice Corp v. CSL Bank International ("Alice") case. The Alice case generally addresses patentable subject matter, and specifically an exception to patentable subject matter for "abstract ideas." In the Alice case, the court provides some general interpretive guidance to be considered when determining whether patent claims are directed to patent-ineligible abstract ideas, along with a two-step test for determining patentable subject matter eligibility going-forward. Practically, the effects of the Alice decision are still being assessed by patent holders, attorneys, the United States Patent & Trademark Office and various courts, all of which are attempting to determine the appropriate analysis and boundaries of the Alice decision on other patents. In any event, the Alice decision will provide potential licensees and accused infringers of certain patents - including our patents - new arguments to challenge the validity of such patents, which could cause some delays or risk in pending or future patent negotiations or litigation.

Additionally, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a "first to invent" to a "first inventor to file" system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. The U.S. Patent and Trademark Office is still in the process of implementing regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to the Company, and it may become more difficult to obtain adequate patent protection or to enforce the Company's patents against third parties. While the Company cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of the Company's patent applications and adversely affect the Company's ability to protect its intellectual property.

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

Many laws and regulations are pending and may be adopted in the U.S., individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including intellectual property rights, digital rights management, copyright, property ownership, privacy, taxation, and the CE and television industry. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the U.S., thus furthering the complexity of regulations. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. Changes to or the interpretation of these laws could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices. It is not possible to predict whether or when such legislation may be adopted, and the adoption of such laws or regulations and uncertainties associated with their validity, interpretation, applicability and enforcement, could materially and adversely affect our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded in ways that apply to the TiVo service, which could adversely affect our business. Laws or regulations could be interpreted to prevent or limit access to some or all television signals by certain CE devices, or impose limits on the number of copies, the ability to transfer or move copies, or the length of time a consumer may retain copies of some or all types of television programming. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market.

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

Legislation, laws or regulations relating to environmental issues may adversely impact our business in the future.

It is possible that future proposed environmental regulations on CE devices, such as DVRs and STBs, may regulate and increase the production, manufacture, use, and disposal costs incurred by us and our customers. For example, the Energy Independence and Security Act of 2007 directs the Department of Energy to prescribe labeling or other disclosure requirements for the energy use of standalone digital video recorder boxes. This and future energy regulations could potentially make it more costly for our third-party video hardware device partners to design, manufacture, and sell certain products to us, or to their retail or MVPD customers, thus harming the growth of our business.

Privacy concerns and laws, evolving regulation of television viewing behavior and cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.

Regulation related to the provision of services similar to those we provide through the internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including television viewing data. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive and the General Data Privacy Regulations which were effective in 2018. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally and/or transfer data outside certain jurisdictions. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we sign new operator customers outside the U.S., any of which could harm our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists our principal business locations as of December 31, 2018:

Location	Square Footage	Lease Expiration	Primary Use by Segment
San Jose, California	127,000	January 2027	Corporate; Intellectual Property; Product
Bangalore, India	91,000	September 2022	Product
Burbank, California	35,000	December 2021	Corporate; Intellectual Property; Product
Tulsa, Oklahoma	29,000	August 2021	Corporate; Product
Boston, Massachusetts	20,000	November 2021	Product
Warsaw, Poland	17,000	October 2026	Product
Golden, Colorado	15,000	July 2020	Product
Durham, North Carolina	12,000	November 2021	Product

We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to this item is contained in Note 11 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

As of February 20, 2019, there were 588 holders of record of our common stock based on information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms.

Stock Performance Graph*

The following graph and table show a comparison of the cumulative total stockholder return of TiVo Corporation's common stock (and Rovi Corporation's common stock prior to the TiVo Acquisition Date) with the cumulative total return of the Nasdaq Composite Index (the “Nasdaq”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from December 31, 2013 through December 31, 2018. The graph and table assume an initial investment of $100 in TiVo Corporation common stock and in each of the market indices on December 31, 2013, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of TiVo Corporation's common stock.

	December 31,
	2013	2014	2015	2016	2017	2018
TiVo Corporation	100	115	85	106	82	53
Nasdaq	100	115	123	134	173	168
S&P 500	100	114	115	129	157	150
Russell 2000	100	105	100	122	139	124

*
The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of TiVo Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividend Policy

We have a disciplined capital allocation process that considers a range of alternatives for the use of our free cash flow, including dividends. In 2017, we initiated a dividend, declaring and paying $0.18 per share each quarter, which has continued throughout 2018. Our dividend program and the payment of future dividends is subject to continued capital availability and our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our stockholders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We may choose to repurchase shares under our ongoing repurchase program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value and there are no alternative investment opportunities expected to generate a higher risk-adjusted return on investment.

The following table provides information about the Company's purchases of its common stock during the three months ended December 31, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2018	—	$—	—	$150,000
November 2018	—	$—	—	$150,000
December 2018	—	$—	—	$150,000
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted awards on vesting. During the three months ended December 31, 2018, we withheld 0.1 million shares of common stock to satisfy $0.6 million of required withholding taxes.

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

	Year Ended December 31,
	2018 (1)	2017	2016 (3)	2015	2014
Consolidated Statements of Operations Data:
Total Revenues, net	$695,865	$826,456	$649,093	$526,271	$542,311
Restructuring and asset impairment charges	10,061	19,048	27,316	2,160	10,939
Goodwill impairment (2)	269,000	—	—	—	—
Operating (loss) income	(298,968)	4,790	21,441	71,756	83,710
(Loss) income from continuing operations, net of tax	(353,063)	(37,956)	37,249	(4,292)	(13,522)
Income (loss) from discontinued operations, net of tax	3,715	—	(4,588)	—	(56,222)
Net (loss) income	(349,348)	(37,956)	32,661	(4,292)	(69,744)

Basic (loss) earnings per share:
Continuing operations	$(2.87)	$(0.32)	$0.40	$(0.05)	$(0.15)
Discontinued operations	0.03	—	(0.05)	—	(0.61)
Basic (loss) earnings per share	$(2.84)	$(0.32)	$0.35	$(0.05)	$(0.76)

Diluted (loss) earnings per share:
Continuing operations	$(2.87)	$(0.32)	$0.40	$(0.05)	$(0.15)
Discontinued operations	0.03	—	(0.05)	—	(0.61)
Diluted (loss) earnings per share	$(2.84)	$(0.32)	$0.35	$(0.05)	$(0.76)

Dividends declared per share	$0.72	$0.72	$—	$—	$—

	December 31,
	2018 (1)	2017	2016 (3)	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$394,118	$352,542	$438,640	$324,269	$469,020
Total assets	2,760,303	3,163,678	3,320,843	2,199,296	2,421,152
Long-term liabilities	742,948	1,112,417	1,128,611	1,075,512	910,906
Total stockholders’ equity	1,492,941	1,853,016	1,909,636	1,030,565	1,106,264

(1)
On January 1, 2018, new accounting standards were initially applied for revenue recognition, the capitalization and amortization of incremental costs to obtain a contract with a customer and the de-recognition of prepaid stored-value product liabilities, such as gift cards, each as described in Note 1 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. As a result of adopting these new accounting standards, a cumulative effect adjustment, net of tax effects, was recorded that reduced Accumulated deficit by $31.4 million as of January 1, 2018.

(2)
As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, a Goodwill impairment charge of $269.0 million was recognized related to the Product reporting unit. For further details about the Goodwill impairment charge, refer to Note 8 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

Our operations are organized into two reportable segments for financial reporting purposes: Product and Intellectual Property Licensing. The Product segment consists primarily of licensing Company-developed user experience ("UX") products and services to multi-channel video service providers and consumer electronics ("CE") manufacturers, licensing the TiVo service and selling TiVo-enabled devices, licensing metadata and advanced search and recommendation and viewership data, as well as sponsored discovery and in-guide advertising. We group our Product segment into three verticals based on the products delivered to our customer: Platform Solutions; Software and Services; and Other. Platform Solutions includes licensing Company-developed UX products, the TiVo service and selling TiVo-enabled devices. Software and Services includes licensing our metadata and advanced media and advertising solutions, including viewership data, sponsored discovery and in-guide advertising. Other includes legacy Analog Content Protection ("ACP"), VCR Plus+ and media recognition products.

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

Total Revenues, net for the year ended December 31, 2018 decreased by 16% compared to the prior year primarily as a result of a $77.0 million decrease in revenue from TiVo Solutions "Time Warp" agreements that were entered into with AT&T Inc. ("AT&T"), DirecTV, EchoStar Corporation ("EchoStar") and Verizon Communications, Inc. ("Verizon") prior to the TiVo Acquisition Date as a result of contract expirations and adopting the amended revenue recognition guidance on January 1, 2018, a $27.6 million decrease in Hardware revenue due to the planned transition of our multiple system operator ("MSO") partners and retail customers to deploying the TiVo service on third-party hardware, a $23.8 million decrease in catch-up payments intended to make us whole for the pre-license period of use and a $14.3 million decrease in revenue from an international multiple system MSO software customer as a result of adopting the amended revenue recognition guidance. These decreases were partially offset by a $22.7 million increase in revenue from an international MSO customer exercising a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its current version of the TiVo software and purchasing additional engineering services.

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

For the year ended December 31, 2018, our Loss from continuing operations, net of tax was $353.1 million, or $2.87 per diluted share, compared to $38.0 million, or $0.32 per diluted share, in the prior year. The larger loss was due to a $269.0 million Goodwill impairment charge recognized in the year ended December 31, 2018, a $130.6 million decrease in revenue, a $26.6 million benefit from the Tax Act of 2017 that was recognized in 2017 and an $11.3 million increase in patent litigation costs, primarily related to the ongoing Comcast litigation. These items were partially offset by a total decrease of $41.1 million in Research and development and Selling, general and administrative expenses, a $27.2 million decrease in Cost of hardware revenues, excluding depreciation and amortization of intangible assets, primarily as a result of our planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware, a $19.3 million decrease in Amortization of intangible assets and a $14.0 million loss related to litigation associated with the TiVo Acquisition that was recognized in 2017. The decrease in Research and development and Selling, general and administrative expenses reflect benefits from lower compensation and consulting costs, a decrease in Transaction, transition and integration costs associated with the TiVo Acquisition and benefits from cost saving initiatives. The decrease in Amortization of intangible assets is due to certain TiVo Solutions intangible assets reaching the end of their economic life.

Comparison of Years Ended December 31, 2018 and 2017

The condensed consolidated results of operations for the year ended December 31, 2018 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change $	Change %
Revenues, net:
Licensing, services and software	$681,130	$784,087	$(102,957)	(13)%
Hardware	14,735	42,369	(27,634)	(65)%
Total Revenues, net	695,865	826,456	(130,591)	(16)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	169,149	167,712	1,437	1%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	19,491	46,699	(27,208)	(58)%
Research and development	177,285	194,382	(17,097)	(9)%
Selling, general and administrative	181,047	205,024	(23,977)	(12)%
Depreciation	21,464	22,144	(680)	(3)%
Amortization of intangible assets	147,336	166,657	(19,321)	(12)%
Restructuring and asset impairment charges	10,061	19,048	(8,987)	(47)%
Goodwill impairment	269,000	—	269,000	N/a
Total costs and expenses	994,833	821,666	173,167	21%
Operating (loss) income	(298,968)	4,790	(303,758)	(6,342)%
Interest expense	(49,150)	(42,756)	(6,394)	15%
Interest income and other, net	5,682	2,915	2,767	95%
Gain on interest rate swaps	3,425	1,859	1,566	84%
TiVo Acquisition litigation	—	(14,006)	14,006	(100)%
Loss on debt extinguishment	—	(108)	108	(100)%
Loss on debt modification	—	(929)	929	(100)%
Loss from continuing operations before income taxes	(339,011)	(48,235)	(290,776)	603%
Income tax expense (benefit)	14,052	(10,279)	24,331	(237)%
Loss from continuing operations, net of tax	(353,063)	(37,956)	(315,107)	830%
Income from discontinued operations, net of tax	3,715	—	3,715	N/a
Net loss	$(349,348)	$(37,956)	$(311,392)	820%

Total Revenues, net

For the year ended December 31, 2018, Total Revenues, net decreased 16% compared to the prior year as Product revenues decreased $22.8 million and Intellectual Property Licensing revenue decreased $107.8 million. The adoption of the amended revenue recognition guidance on January 1, 2018 decreased revenue for the year ended December 31, 2018 by $17.3 million compared to what revenue would have been under the prior revenue recognition guidance. Product generated 58% and 51% of Total Revenues, net for the years ended December 31, 2018 and 2017, respectively.

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

For the year ended December 31, 2018, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets increased 1%, as an $11.3 million increase in patent litigation costs, primarily related to the ongoing Comcast litigation, was largely offset by benefits from cost saving initiatives. We expect to continue to incur material expenses related to the Comcast litigation.

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

For the year ended December 31, 2018, Cost of hardware revenues, excluding depreciation and amortization of intangible assets decreased due primarily to the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware and a $1.0 million decrease in Transaction, transition and integration costs associated with the TiVo Acquisition.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the year ended December 31, 2018, Research and development expenses decreased 9% compared to the prior year primarily due to a $12.5 million decrease in consulting costs and a $4.7 million decrease in facilities and information technology costs as a result of our ongoing cost reduction efforts, as well as a $2.9 million decrease in Transaction, transition and integration costs associated with the TiVo Acquisition, partially offset by a $3.4 million increase in compensation costs. The decease in consulting costs and the increase in compensation costs primarily related to the conversion of certain contractors to employees in India in connection with the ongoing Profit Improvement restructuring action described below.

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

Selling, general and administrative expenses decreased 12% during the year ended December 31, 2018 primarily due to a $19.7 million decrease in compensation costs, due in part from turnover among the senior executive staff, including our former Chief Executive Officer, a $2.5 million decrease in consulting costs and benefits from cost saving initiatives, partially offset by a $2.5 million gain in the prior year from the settlement of an acquired receivable. In addition, Transaction, transition and integration costs associated with the TiVo Acquisition decreased by $6.5 million. The decrease in Transaction, transition and integration costs for the year ended December 31, 2018 was reduced by a $4.5 million loss associated with a legacy TiVo Solutions legal settlement during the year ended December 31, 2018.

Amortization of intangible assets

The decrease in Amortization of intangible assets during the year ended December 31, 2018 was primarily due to certain intangible assets acquired as part of the TiVo Acquisition reaching the end of their economic life.

Restructuring and asset impairment charges

In February 2018, we announced our intention to explore strategic alternatives. In connection with exploring strategic alternatives, we initiated certain cost saving actions (the "Profit Improvement Plan"), including moving certain positions to lower cost locations, eliminating layers of management and rationalizing facilities, which have resulted, or are expected to result, in severance costs and the termination of certain leases and other contracts. In connection with the Profit Improvement Plan, we expect to generate in excess of $30 million in annualized cost savings and to incur material restructuring costs through the middle of 2019. As a result of actions associated with the Profit Improvement Plan, Restructuring charges of $9.7 million, primarily for severance-related benefits, were recognized in the year ended December 31, 2018.

Following completion of the TiVo Acquisition, integration plans were implemented which were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As part of the TiVo Integration Restructuring Plan, we eliminated duplicative positions resulting in severance costs and terminated certain leases and other contracts, generating over $110 million in annualized cost synergies. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $0.4 million and $18.4 million were recognized for the years ended December 31, 2018 and 2017, respectively. Restructuring and asset impairment charges recognized in the year ended December 31, 2017 primarily related to termination and transition agreements executed with former TiVo Solutions' employees and an impairment charge of $6.7 million from vacating a leased facility.

Goodwill impairment

As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, a Goodwill impairment charge of $269.0 million was recognized related to the Product reporting unit. For further details about the Goodwill impairment charge, refer to Note 8 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Interest expense

Interest expense increased by $6.4 million during the year ended December 31, 2018 primarily due to an increase in interest rates associated with Term Loan Facility B, which bears interest, at our election, at a rate equal to either London Interbank Offered Rate ("LIBOR"), plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum.

Interest income and other, net

Interest income and other, net increased $2.8 million during the year ended December 31, 2018 primarily due to a $2.1 million increase in interest income due to an increase in interest rates and interest earning assets, a $1.4 million increase in income from an equity method investment, a $1.2 million other-than-temporary impairment loss on a strategic investment in 2017 and a $1.0 million decrease in losses due to movements in foreign currency rates, partially offset by a $2.5 million decrease from gains on the sale of strategic investments.

Gain on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes. Therefore, changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Consolidated Statements of Operations (see Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on

Form 10-K which is incorporated by reference herein). We generally utilize interest rate swaps to convert the interest rate on a portion of our loans with a floating interest rate to a fixed interest rate. Under the terms of our interest rate swaps, we receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future LIBOR, we generally have gains when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally have losses when adjusting our interest rate swaps to fair value.

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

We recorded Income tax expense for the year ended December 31, 2018 of $14.1 million, which primarily consists of $14.5 million of Foreign withholding tax, $3.6 million of State income tax, $2.1 million of U.S. federal Base Erosion and Anti-Abuse Tax (a new tax resulting from the Tax Act of 2017) and $1.3 million of Foreign income tax, partially offset by the benefit of $7.2 million due to the Goodwill impairment charge recognized in December 2018. The Tax Act of 2017 was signed into law on December 22, 2017 and enacted comprehensive tax reform that made broad and complex changes to the U.S. federal tax code as described in Note 14 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

We recorded an Income tax expense for the year ended December 31, 2017 of $10.3 million, which primarily consists of a $26.6 million benefit from the Tax Act of 2017. The benefit from the Tax Act of 2017 is primarily related to a revaluation of deferred tax liabilities on indefinite-lived intangible assets which were remeasured from 35% to the new enacted U.S. federal income tax rate of 21%. As these deferred tax liabilities are indefinite-lived, the timing of their realization is not known, and they may not be used as a source of income to reduce our deferred tax asset valuation allowance. Benefits from the Tax Act of 2017 were partially offset by $13.8 million of foreign withholding taxes and $1.9 million of foreign income taxes.

The year-over-year increase in foreign withholding taxes was due to a larger portion of license fees received in 2018 coming from licensees in countries subject to foreign withholding taxes.

Income from discontinued operations, net of tax

In the year ended December 31, 2018, we recognized Income from discontinued operations, net of tax of $3.7 million, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals, partially offset by an increase in legal defense costs.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 15 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Product

The Product segment's results of operations for the year ended December 31, 2018 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change $	Change %
Platform Solutions	$315,814	$334,004	$(18,190)	(5)%
Software and Services	76,249	84,964	(8,715)	(10)%
Other	8,667	4,548	4,119	91%
Product Revenues	400,730	423,516	(22,786)	(5)%
Adjusted Operating Expenses	333,720	377,107	(43,387)	(12)%
Adjusted EBITDA	$67,010	$46,409	$20,601	44%
Adjusted EBITDA Margin	16.7%	11.0%

For the year ended December 31, 2018, the $18.2 million decrease in Platform Solutions revenue was primarily attributable to a decrease in hardware revenue as a result of the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware, resulting in a decrease in the number of TiVo set-top boxes sold to MSO partners and retail consumers. Platform Solutions revenue includes total hardware revenue of $14.7 million and $42.4 million for the years ended December 31, 2018 and 2017, respectively. Hardware revenue is expected to continue to decline in the first half of 2019 due to the planned transition to deploying the TiVo service on third-party hardware.

In addition, Platform Solutions revenue from an international MSO software customer decreased by $14.3 million for the year ended December 31, 2018 due to adopting the amended revenue recognition guidance on January 1, 2018. This international MSO software customer's license included minimum guaranteed royalties, most of which were recorded as an adjustment to Accumulated deficit as part of the cumulative effect of adopting the amended revenue recognition guidance as we have separated the license and support into distinct performance obligations. Under the previous revenue recognition guidance, revenue from this transaction would have been recognized over the license term as we did not have vendor-specific objective evidence ("VSOE") of fair value of support. Under the amended revenue recognition guidance, VSOE of fair value is no longer required, which results in revenue being recognized earlier than it would have been under the prior revenue recognition guidance.

The decrease in Platform Solutions revenue for the year ended December 31, 2018 was partially offset by a $22.1 million increase in revenue from an international MSO customer primarily due to the exercise a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its current version of the TiVo software and purchasing additional engineering services. Under the prior industry-specific software revenue recognition guidance, we would have recognized $17.9 million less in revenue for the year ended December 31, 2018 from this customer.

For the year ended December 31, 2018, the $8.7 million decrease in Software and Services revenue was the result of a $6.6 million decrease in advertising and analytics revenue and a $3.6 million decrease in metadata revenue, which was due to expiration of our metadata license with Comcast on September 30, 2017 resulting in a $4.7 million decline in revenue, partially offset by a $1.5 million increase in Personalized Content Discovery revenue.

For the year ended December 31, 2018, Other revenue primarily consists of ACP revenue, which is expected to decline in the future.

A 12% decrease in Product Adjusted Operating Expenses for the year ended December 31, 2018 was primarily due to a $27.2 million decrease in Cost of hardware revenues as a result of the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware. Product Adjusted Operating Expenses for the year ended December 31, 2018 also benefited from cost savings initiatives, including a decrease in consulting costs as certain contractors were converted to employees in India in connection with the ongoing Profit Improvement restructuring action.

The increase in Adjusted EBITDA Margin for the year ended December 31, 2018 includes a benefit from adopting the amended revenue recognition standard as a result of the fully paid software license discussed above, a shift in business mix toward higher margin products due to the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware and benefits from cost savings initiatives.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2018 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change $	Change %
US Pay TV Providers	$185,954	$278,973	$(93,019)	(33)%
CE Manufacturers	35,644	51,219	(15,575)	(30)%
New Media, International Pay TV Providers and Other	73,537	72,748	789	1%
Intellectual Property Licensing Revenues	295,135	402,940	(107,805)	(27)%
Adjusted Operating Expenses	99,532	97,059	2,473	3%
Adjusted EBITDA	$195,603	$305,881	$(110,278)	(36)%
Adjusted EBITDA Margin	66.3%	75.9%

For the year ended December 31, 2018, the decrease in revenue from US Pay TV Providers was primarily due to a decrease of $77.0 million in revenue from TiVo Solutions Time Warp agreements entered into with AT&T, DirecTV, EchoStar and Verizon prior to the TiVo Acquisition Date due to the expiration of these contracts by the end of July 2018 and adopting the amended revenue recognition guidance on January 1, 2018. Revenue from US Pay TV Providers includes $20.1 million and $97.1 million for the years ended December 31, 2018 and 2017, respectively, from these agreements. Revenue from catch-up payments from US Pay TV Providers intended to make us whole for the pre-license period of use also decreased by $19.2 million for the year ended December 31, 2018.

For the year ended December 31, 2018, the decrease in revenue from CE Manufacturers was partially attributable to a customer being out-of-license. We anticipate this customer will eventually execute a new license. On occasion, we have licenses expire in a given period where the customer is licensed later in the year, which results in catch-up payments intended to make us whole for the out-of-license period. Revenue from catch-up payments from CE Manufacturers intended to make us whole for the pre-license period of use also decreased by $5.0 million for the year ended December 31, 2018. Additionally, a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models, has caused revenue from CE Manufacturers to decline. Such declines could continue unless we are able to successfully license new entrants to this market.

For the year ended December 31, 2018, the increase in New Media, International Pay TV Providers and Other reflects an increase in revenue from catch-up payments intended to make us whole for the pre-license period of use of $0.5 million and growth in revenue from New Media and International Pay TV customers.

The 3% increase in Intellectual Property Licensing Adjusted Operating Expenses during the year ended December 31, 2018 reflects an $11.3 million increase in patent litigation costs, which primarily relates to the ongoing Comcast litigation, partially offset by benefits from cost savings initiatives.

The decrease in Adjusted EBITDA Margin for the year ended December 31, 2018 is primarily the result of a decrease in Intellectual Property Licensing revenue and an increase in patent litigation costs, partially offset by benefits from cost savings initiatives.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the year ended December 31, 2018 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change $	Change %
Adjusted Operating Expenses	$62,521	$62,148	$373	1%

For the year ended December 31, 2018, the increase in Corporate Adjusted Operating Expenses primarily reflects a $1.2 million increase in state and local franchise taxes and costs incurred in 2018 associated with the ongoing strategic alternatives review, partially offset by benefits from cost savings initiatives.

Comparison of Year Ended December 31, 2017 and 2016

The consolidated results of operations for the year ended December 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change $	Change %
Revenues, net:
Licensing, services and software	$784,087	$629,474	$154,613	25%
Hardware	42,369	19,619	22,750	116%
Total Revenues, net	826,456	649,093	177,363	27%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	167,712	139,666	28,046	20%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	46,699	19,056	27,643	145%
Research and development	194,382	125,172	69,210	55%
Selling, general and administrative	205,024	192,755	12,269	6%
Depreciation	22,144	18,698	3,446	18%
Amortization of intangible assets	166,657	104,989	61,668	59%
Restructuring and asset impairment charges	19,048	27,316	(8,268)	(30)%
Total costs and expenses	821,666	627,652	194,014	31%
Operating income	4,790	21,441	(16,651)	(78)%
Interest expense	(42,756)	(43,681)	925	(2)%
Interest income and other, net	2,915	1,688	1,227	73%
Gain (loss) on interest rate swaps	1,859	(3,884)	5,743	(148)%
TiVo Acquisition litigation	(14,006)	—	(14,006)	N/a
Loss on debt extinguishment	(108)	—	(108)	N/a
Loss on debt modification	(929)	—	(929)	N/a
Loss from continuing operations before income taxes	(48,235)	(24,436)	(23,799)	97%
Income tax benefit	(10,279)	(61,685)	51,406	(83)%
(Loss) income from continuing operations, net of tax	(37,956)	37,249	(75,205)	(202)%
Loss from discontinued operations, net of tax	—	(4,588)	4,588	(100)%
Net (loss) income	$(37,956)	$32,661	$(70,617)	(216)%

Total Revenues, net

For the year ended December 31, 2017, Total Revenues, net increased 27% compared to the prior year as Product and Intellectual Property Licensing revenues increased $121.8 million and $55.5 million, respectively. These increases were primarily a result of the TiVo Acquisition. Product generated 51% and 46% of Total Revenues, net for the years ended December 31, 2017 and 2016, respectively.

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

Cost of hardware revenues, excluding depreciation and amortization of intangible assets

Cost of hardware revenues, excluding depreciation and amortization of intangible assets includes all product-related costs associated with TiVo-enabled devices, including manufacturing costs, employee-related costs, warranty costs and order fulfillment costs, as well as certain licensing costs and an allocation of overhead and facilities costs. Hardware is sold by the Company primarily as a means to grow our Licensing, services and software revenues and, as a result, generating positive gross margins from hardware sales is not the primary goal of the hardware operations.

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

The 6% increase in Selling, general and administrative expenses during the year ended December 31, 2017 was primarily due to the TiVo Acquisition as including TiVo Solutions' results for the full period increased costs by $16.0 million. Other than the effects of including TiVo Solutions in the results for the full period, Selling, general and administrative costs decreased $3.8 million primarily as a result of an $11.5 million decrease in Transaction, transition and integration costs associated with the TiVo Acquisition and benefits from cost saving initiatives, partially offset by costs associated with the transition to a new Chief Executive Officer in 2017.

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

Restructuring and asset impairment charges

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, integration plans were implemented which were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). We eliminated duplicative positions resulting in severance costs and the termination of certain leases and other contracts as part of the integration plans. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $18.4 million were recognized for the year ended December 31, 2017. Restructuring and asset impairment charges recognized in the year ended December 31, 2017 primarily related to termination and transition agreements executed with former TiVo Solutions' employees and an impairment charge of $6.7 million from vacating a leased facility. Restructuring and asset impairment charges of $24.9 million were recognized for the TiVo Integration Restructuring Plan for the year ended December 31, 2016, which primarily related to termination and transition agreements executed with former TiVo Solutions' employees.

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

Gain (loss) on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes. Therefore, changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Consolidated Statements of Operations (see Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein). We generally utilize interest rate swaps to convert the interest rate on a portion of our loans with a floating interest rate to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future LIBOR, we generally have gains when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally have losses when adjusting our interest rate swaps to fair value.

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

We recorded Income tax benefit for the year ended December 31, 2017 of $10.3 million, which primarily consists of a $26.6 million benefit from the Tax Act of 2017. The Tax Act of 2017 was signed into law on December 22, 2017 and enacted comprehensive tax reform that made broad and complex changes to the U.S. federal income tax code as described in Note 14 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. The benefit from the Tax Act of 2017 is primarily related to a revaluation of deferred tax liabilities on indefinite-lived intangible assets which were remeasured from 35% to the new enacted U.S. federal income tax rate of 21%. As these deferred tax liabilities are indefinite-lived, the timing of their realization is not known, and they may not be used as a source of income to reduce our deferred tax asset valuation allowance. Benefits from the Tax Act of 2017 were partially offset by $13.8 million of foreign withholding taxes and $1.9 million of foreign income taxes.

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

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 15 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2017 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change $	Change %
US Pay TV Providers	$278,973	$222,346	$56,627	25%
CE Manufacturers	51,219	46,145	5,074	11%
New Media, International Pay TV Providers and Other	72,748	78,926	(6,178)	(8)%
Intellectual Property Licensing Revenues	402,940	347,417	55,523	16%
Adjusted Operating Expenses	97,059	79,820	17,239	22%
Adjusted EBITDA	$305,881	$267,597	$38,284	14%
Adjusted EBITDA Margin	75.9%	77.0%

For the year ended December 31, 2017, Intellectual Property Licensing revenue increased 16% compared to the prior year due to a 25% increase in US Pay TV Providers revenue, an 11% increase in revenue from CE Manufacturers and an 8% decrease in New Media, International Pay TV Providers and Other revenue. Revenue from US Pay TV Providers increased primarily due to the TiVo Acquisition as including TiVo Solutions' results for the full period increased revenue by $69.3 million. US Pay TV Providers revenue from TiVo Solutions' includes $23.6 million and $23.3 million in revenue from catch-up payments intended to make us whole for the pre-license period of use for the years ended December 31, 2017 and 2016, respectively. Partially offsetting the benefit of the TiVo Acquisition on US Pay TV Providers revenue was the loss of $7.3 million of revenue from TiVo Solutions prior to the TiVo Acquisition Date and the expiration of the Comcast license on March 31, 2016.

The increase in CE Manufacturers revenue was primarily attributable to the TiVo Acquisition as including TiVo Solutions' results for the full period increased revenue by $7.5 million. CE Manufacturers revenue from TiVo Solutions reflects an increase of $5.8 million in revenue from catch-up payments intended to make us whole for the pre-license period of use for the year ended December 31, 2017. Other than the effects of the TiVo Acquisition, CE Manufacturers revenue decreased primarily due to a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models, which has caused revenue from CE Manufacturers to decline. New Media, International Pay TV Providers and Other revenue decreased due to the expiration of certain customer licenses, a $1.0 million decrease in revenue from patent sales and a $0.9 million decrease in revenue from catch-up payments intended to make us whole for the pre-license period of use. These catch-up payments totaled $17.3 million and $18.2 million in revenue for the years ended December 31, 2017 and 2016, respectively.

As noted above, Intellectual Property Licensing revenue for the years ended December 31, 2017 and 2016 benefited from catch-up payments intended to make us whole for the pre-license period of use. While we regularly have catch-up revenues when we license new intellectual property customers, the years ended December 31, 2017 and 2016 also benefited from catch-up revenues associated with renewals of existing customers as we expanded our licensing relationship to include the TiVo Solutions intellectual property.

Prior to the TiVo Acquisition Date, TiVo Solutions entered into agreements with AT&T, DirecTV, EchoStar and Verizon that expired by July 2018. Revenue from US Pay TV Providers includes $97.1 million and $29.6 million for the years ended December 31, 2017 and 2016, respectively, from these agreements.

Intellectual Property Licensing Adjusted Operating Expenses increased 22% during the year ended December 31, 2017 primarily as a result of the TiVo Acquisition, an increase of $5.4 million for patent litigation costs which primarily relate to the ongoing Comcast litigation, a $3.0 million increase in compensation costs and a $2.0 million increase in licensing costs.

The decrease in Adjusted EBITDA Margin for the year ended December 31, 2017 is primarily the result of the increase in patent litigation costs, partially offset by an increase in Intellectual Property Licensing revenue.

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

As of December 31, 2018, we had $162.0 million in Cash and cash equivalents, $159.0 million in Short-term marketable securities and $73.2 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $81.6 million held by our foreign subsidiaries as of December 31, 2018. Due to our net operating loss carryforwards and the effects of the Tax Act of 2017, we could repatriate amounts to the U.S. with minimal income tax effects.

Sources and Uses of Cash

Cash flows for the year ended December 31, 2018 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2018	2017	Change $	Change %
Net cash provided by operating activities of continuing operations	$159,072	$132,084	$26,988	20%
Net cash used in investing activities	(32,598)	(107,499)	74,901	(70)%
Net cash used in financing activities	(92,380)	(90,319)	(2,061)	2%
Net cash used in operating activities of discontinued operations	(524)	—	(524)	N/A
Effect of exchange rate changes on cash and cash equivalents	(580)	2,072	(2,652)	(128)%
Net increase (decrease) in cash and cash equivalents	$32,990	$(63,662)	$96,652	(152)%

Net cash provided by operating activities of continuing operations for the year ended December 31, 2018 increased $27.0 million. The increase was primarily due to the timing of collections on Accounts receivable, net, $45.3 million of cash used in 2017 to prepay a license and lower payments in 2018 for restructuring plans and corporate bonuses, partially offset by certain cash collections in advance of revenue being recognized in 2017 and $7.4 million of higher payments related to TiVo Solutions' acquisition of Cubiware as performance milestones were achieved. We expect to make material cash payments for restructuring actions in connection with the Profit Improvement Plan through the middle of 2019. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A. of this Annual Report on Form 10-K, which are incorporated by reference herein.

Net cash used in investing activities for the year ended December 31, 2018 decreased $74.9 million. Net proceeds from marketable security investment transactions decreased by $31.7 million compared to the prior year. The decrease in capital expenditures for the year ended December 31, 2018 was primarily associated with infrastructure projects designed to integrate TiVo Solutions in 2017. We expect 2019 full year capital expenditures of approximately $35 million for infrastructure projects designed to support anticipated growth in our business, to strengthen our operations infrastructure and to complete the facility rationalization portion of our Profit Improvement Plan.

Net cash used in investing activities for the year ended December 31, 2017 also reflects transactions related to the Dissenting Holders in connection with the TiVo Acquisition. On November 15, 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal in the Delaware Court of Chancery. On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. For additional details regarding the settlement with the Dissenting Holders, see Note 2 and Note 11 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Net cash used in financing activities for the year ended December 31, 2018 includes a decrease in cash receipts of $9.6 million from sales of stock through our employee stock purchase plan and the exercise of employee stock options, partially offset by a decrease of $7.7 million in tax withholding payments from the net share settlement of restricted awards. Net cash used in financing activities for the years ended December 31, 2018 and 2017 each reflect $7.0 million in principal payments on Term Loan Facility B. The year ended December 31, 2017 also includes the effect of refinancing Term Loan Facility B. For the years ended December 31, 2018 and 2017, dividends of $0.72 per share were declared resulting in aggregate cash payments of $89.0 million and $87.1 million, respectively.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million, which remains available as of December 31, 2018. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

Cash flows for the year ended December 31, 2017 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2017	2016	Change $	Change %
Net cash provided by operating activities of continuing operations	$132,084	$138,521	$(6,437)	(5)%
Net cash (used in) provided by investing activities	(107,499)	185,672	(293,171)	(158)%
Net cash used in financing activities	(90,319)	(228,071)	137,752	(60)%
Net cash used in operating activities of discontinued operations	—	(5,000)	5,000	(100)%
Effect of exchange rate changes on cash and cash equivalents	2,072	(170)	2,242	(1,319)%
Net (decrease) increase in cash and cash equivalents	$(63,662)	$90,952	$(154,614)	(170)%

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

In August 2016, Rovi entered into a 10-year patent license agreement with DISH Network Corporation ("DISH"). As part of the agreement, DISH agreed to provide TiVo Solutions with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the license term and cash payments by TiVo Solutions to DISH of $60.3 million, of which $30.3 million was paid in the third quarter of 2017, $15.0 million was paid in the second quarter of 2017 and $15.0 million was paid in the fourth quarter of 2016. The agreement with DISH is described in more detail in Note 11 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Net cash (used in) provided by investing activities for the year ended December 31, 2017 decreased $293.2 million. On November 15, 2016, holders of $9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition filed a petition for appraisal in the Delaware Court of Chancery. On March 27, 2017, TiVo Corporation agreed to settle the claims of the Dissenting Holders for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. For additional details regarding the settlement with the Dissenting Holders, see Note 2 and Note 11 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which are incorporated by reference herein.

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

Net cash used in financing activities for the year ended December 31, 2017 includes $15.1 million in tax withholding payments from the net share settlement of restricted awards and a $2.7 million contingent consideration payment in connection with the TiVo Solutions acquisition of Cubiware in 2015, partially offset by the receipt of $22.5 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. Net cash used in financing activities for the year ended December 31, 2017 also includes the effect of refinancing Term Loan Facility B, and $7.0 million in principal payments on Term Loan Facility B.

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

Capital Resources

The outstanding principal and carrying amount of debt we issued or assumed was as follows (in thousands):

	December 31, 2018		December 31, 2017
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$326,640	$345,000	$311,766
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	668,500	665,449	675,500	671,281
Total	$1,013,548	$992,137	$1,020,548	$983,095

During the next twelve months, $46.7 million of Term Loan Facility B principal is expected to be repaid. In addition, while $345.0 million of 2020 Convertible Notes is scheduled to mature on March 1, 2020, the 2020 Convertible Notes can be freely converted by holders beginning December 1, 2019. The 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

For more information on our borrowings, see Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. Our ability to make payments on and to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. For additional information about liquidity risk, see the Risk Factors described in Part I, Item 1A. of this Annual Report on Form 10-K, which are incorporated by reference herein.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that mature on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture").

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2018, the 2020 Convertible Notes are convertible at a conversion rate of 38.1501 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $26.2122 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2018, the 2021 Convertible Notes are convertible at a conversion rate of 23.8378 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $35.4773 per share of TiVo Corporation common stock.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. Annually, we may be required to make an additional principal payment on Refinancing Agreement No. 1, which is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. An Excess Cash Flow payment of $46.7 million is expected to be made in February 2019. The expected Excess Cash Flow payment in February 2019, which would eliminate the remaining quarterly principal payments. The outstanding principal balance of Term Loan Facility B is due in July 2021.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Our estimates, assumptions and judgments are based on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Making estimates, assumptions and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Management believes the estimates, assumptions and judgments employed and resulting balances reported in the Consolidated Financial Statements are reasonable; however, actual results could differ materially.

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

On January 1, 2018, we adopted an amended accounting standard for revenue recognition. For additional information, see Note 1 and Note 5 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which are incorporated by reference herein.

Arrangements with Multiple Performance Obligations

Some of our contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In an arrangement with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. The allocation of transaction price among performance obligations in a contract may impact the amount and timing of revenue recognized in the Consolidated Statements of Operations during a given period.

Contract Modifications

Contracts may be modified due to changes in contract specifications or customer requirements. Contract modifications occur when the change in terms either creates new enforceable rights and obligations or changes existing enforceable rights and obligations. The effect of a contract modification for goods and services that are not distinct in the context of the contract on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Contract modifications that result in goods or services that are distinct from the previously existing contract and are at stand-alone selling price are accounted for prospectively.

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

Due to the nature of the work required to be performed on some performance obligations, significant judgment may be required to determine the transaction price. It is common for our license agreements to contain provisions that can either increase or decrease the transaction price. These variable amounts are generally estimated based on usage. In addition to estimating variable consideration, significant judgment is necessary to identify forms of variable consideration, determine whether the variable consideration relates to a sales-based or usage-based royalty of intellectual property and determine whether and when to include estimates of variable consideration in the transaction price.

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

We have two types of arrangements with MSOs that include technology deployment and engineering services. In instances where we host the TiVo service, non-refundable payments received for customization and set-up services are deferred and recognized as revenue ratably over the hosting term. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as the related TiVo service revenue is recognized. We estimate the stand-alone selling prices for training, DVRs, non-DVR STBs and maintenance and support based on the price charged in stand-alone sales of the promised good or service. The stand-alone selling price for the TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. For a term license to the TiVo service, we receive license fees for the hosted TiVo service on either a per-subscriber per-month basis or a fixed fee. We recognize revenue from per-subscriber per-month licenses during the month the TiVo service is provided to the customer and recognize revenue from fixed fee licenses ratably over the license period.

In arrangements where we do not host the TiVo service and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, we recognize revenue as progress toward completion is made using an input method based on the ratio of costs incurred to date to total estimated costs of the project. Project costs are primarily labor related to the specific activities required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates and are expensed as incurred. Estimating project costs requires forecasting costs, tracking progress toward completion and projecting the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement, and revisions to estimates are recognized on a cumulative catch-up basis when the changed conditions become known. Provisions for losses are recorded when estimates indicate it is probable that a loss will be incurred for the contract. We generally recognize revenue from license fees for the TiVo service that we do not host on a per-subscriber per-month basis due to the recognition constraint on intellectual property usage-based royalties.

Subscription Services

Subscription services revenues primarily consist of fees to provide customers with access to one or more of our hosted products such as our iGuide IPG, advanced search and recommendations, metadata and analytics products, including routine customer support. We generally receive per-subscriber per-month fees for our iGuide IPG and search and recommendations service and revenue is recorded in the month the customer uses the service. We generally receive a monthly or quarterly fee from metadata or analytics licenses for the right to use the metadata or access our analytics platform and to receive regular updates. Revenue from our metadata and analytics service is recognized ratably over the subscription period.

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

The transaction price allocated to the DVR is recognized as revenue on delivery and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenues from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including, but not limited to, customer retention rates, the timing of new product introductions and historical experience. As of December 31, 2018, we recognize revenue for lifetime subscriptions over a 72-month period. We periodically reassess the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from our estimate, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

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

During December 2018, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of December 31, 2018 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant decline in the trading price of TiVo's common stock during the second half of the fourth quarter of 2018 and current market conditions, as well as lower-than-previously forecast revenue and profitability levels over a sustained period of time and downward revisions to management's short- and long-term forecasts. The forecast revisions were identified as part of TiVo's overall long-term forecasting process, which was substantially completed in December 2018. The revised forecast reflects lower expectations for the Company's Platform Solutions products, including changes in both the market and business models internationally, as well as the decision to eliminate certain analytics products. The changes in expectations related to revenue growth rates, current market trends, business mix, cost structure and other expectations about anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, a Goodwill impairment charge of $269.0 million was recognized related to the Product reporting unit. Following the recognition of the Goodwill impairment charge related to the Product reporting unit as of December 31, 2018, the fair value of the Product reporting unit equaled its carrying amount of $501.1 million. A deterioration in conditions or circumstances similar to those described above may result in additional goodwill impairment charges for the Product reporting unit in the future, the effect of which could be material.

Based on the results of the quantitative interim goodwill impairment test, the fair value of the Intellectual Property Licensing reporting unit exceeded its carrying amount by 9%. Accordingly, as of December 31, 2018, no impairment charge was recognized for the Intellectual Property Licensing reporting unit. While the quantitative goodwill impairment test indicated that the fair value of the Intellectual Property Licensing reporting unit exceeded its carrying amount, if we fail to renew licenses, or renew licenses with materially different terms than those assumed, if there is an adverse outcome with respect to patent infringement claims we have asserted against Comcast, or if there is a significant decline in our stock price, an impairment of goodwill could result, the effect of which could be material.

No goodwill impairment charges were recognized as a result of an interim or annual goodwill impairment test during the first three quarters of 2018 or the years ended December 31, 2017 and 2016.

Indefinite-Lived Intangible Assets

If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then a quantitative impairment test is performed. In the quantitative impairment test for indefinite-lived intangible assets, fair value is compared to the carrying amount of the indefinite-lived intangible asset. When we are required to estimate the fair value of an indefinite-lived intangible asset, we use an income approach, such as a relief-from-royalty technique. If the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is not impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss equal to the difference is recognized.

The process of evaluating indefinite-lived intangible assets for potential impairment is subjective and requires significant estimates, assumptions and judgments, particularly related to estimating the fair value of the asset. Estimating the fair value of an indefinite-lived intangible asset considers future the amount and timing of the future cash flows associated with the asset, the expected long-term growth rate, assumed royalty rates, income tax rates and economic and market conditions, as well as risk-adjusted discount rates.

For reasons similar to those described above related to goodwill, during the fourth quarter of 2018, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that the indefinite-lived intangible asset was impaired and that a quantitative interim impairment test should be performed as of December 31, 2018.

The quantitative interim impairment test for the indefinite-lived intangible asset performed as of December 31, 2018 indicated that its fair value exceeded its carrying amount by 57%. Accordingly, as of December 31, 2018, no impairment charge was recognized for the indefinite-lived intangible asset. As of December 31, 2018, the carrying amount of the indefinite-lived intangible asset was $14.0 million.

Long-Lived Assets, including Property and Equipment and Finite-Lived Intangible Assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are assessed for potential impairment whenever events or changes in circumstances (collectively, “triggering events”) indicate the carrying amount of an asset group may not be recoverable. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. Once a triggering event has been identified, the impairment test employed is based on whether we intend to continue to use the asset group or to hold the asset group for sale. For assets held for use, recoverability is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted future cash flows are less than the carrying amount of the asset group, the asset group is impaired. The amount of impairment, if any, is measured as the difference between the carrying amount of the asset group and its fair value. To the extent the carrying amount of each asset exceeds its fair value, the impairment is allocated to the finite-lived assets of the asset group on a pro rata basis using their relative carrying amounts.

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

As of December 31, 2018, the carrying amount of property and equipment and finite-lived intangible assets was $53.6 million and $499.8 million, respectively.

Equity-Based Compensation

We recognize the grant date fair value of equity-based awards as compensation on a straight-line basis over the requisite service period of the award.

Grants of restricted stock and restricted stock units subject to service or performance conditions are not eligible for dividend protection. Prior to and including February 14, 2017, the fair value of restricted awards subject to service or performance conditions was estimated as the price of our common stock at the close of trading on the date of grant. Subsequent to February 14, 2017, the fair value of restricted awards subject to service or performance conditions is estimated as the price of our common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period. When restricted stock award requires a post-vesting restriction on sale, the grant date fair value is adjusted to reflect a liquidity discount based on the expected post-vesting holding period.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions and are subject to the examination of our income tax returns by the relevant tax authorities which may assert assessments against us. Significant estimates, assumptions and judgments are required in determining our provision for income taxes and income tax assets and liabilities, including the effects of any valuation allowance or unrecognized tax benefits. Our estimates, assumptions and judgments considers existing tax laws, our interpretation of existing tax laws and possible outcomes of current and future audits conducted by various tax authorities. Changes in tax law or our interpretation of existing tax laws and the resolution of current and future tax audits could significantly impact the provision for income taxes in our Consolidated Financial Statements.

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

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Long-term debt (2)	$1,013,548	$391,721	$621,827	$—	$—
Interest on long-term debt (2, 3)	81,294	33,967	47,327	—	—
Purchase obligations (4)	17,223	16,034	1,189	—	—
Operating lease commitments (5)	101,926	17,931	33,310	23,793	26,892
Total	$1,213,991	$459,653	$703,653	$23,793	$26,892

(1)	The following items have been excluded from the table:

•
Due to uncertainty about the periods in which tax examinations will be completed and limited information related to ongoing tax return audits, we are unable to reliably estimate the timing of cash payments and settlements associated with accruals for unrecognized tax benefits; therefore, amounts related to these obligations have been excluded from the table.

•
As a result of the Tax Act of 2017, during the year ended December 31, 2018, we determined our Transition Tax on unrepatriated foreign earnings of our foreign subsidiaries was $33.7 million. We utilized $32.8 million of available tax credits to offset the majority of the Transition Tax. If it is ultimately determined that a Transition Tax is due, such amount is payable over eight years at our election. For additional information on the Tax Act of 2017, see Note 14 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(2)
During the next twelve months, $46.7 million of Term Loan Facility B principal is expected to be repaid. The 2020 Convertible Notes and related interest payments are presented based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances. For additional information, see Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(3)
Interest on Term Loan Facility B is presented based on the interest rate in effect as of December 31, 2018. For additional information, see Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(4)	Purchase commitments include $4.3 million paid in January 2019 in connection with an agreement executed in December 2018 to acquire a portfolio of patents.

(5)	Operating leases are presented on a gross basis. We have agreements to receive payments of approximately $43.0 million under subleases through 2027.

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

Future realized gains and losses may differ materially from the sensitivity analysis provided below based on changes in the timing and amount of interest rate, foreign currency exchange rate and security price movements and our actual exposures and derivatives in place at the time of the change. There have been no material changes to the nature of our market risk exposures, nor how those exposures are managed since December 31, 2017.

Investment Risk

Our marketable securities portfolio consists of money market mutual funds, U.S. Treasury and agency securities and corporate bonds which are classified as cash equivalents and short- and long-term marketable securities. The fair value of our marketable securities portfolio was $354.0 million and $313.5 million as of December 31, 2018 and 2017, respectively.

Our primary investment objective is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We seek to limit our exposure to interest rate and credit risk by establishing and monitoring compliance with our investment policies and guidelines. Our marketable securities portfolio is subject to interest rate risk as an increase in interest rates could adversely affect its fair value, while a decrease in interest rates could adversely affect the amount of interest income we receive. We regularly monitor the credit risk of our marketable securities portfolio and manage credit and interest rate risk in accordance with our investment policies and guidelines. We do not use derivative financial instruments to manage or hedge our marketable securities portfolio. A hypothetical 50 basis point increase in the current yield of our marketable securities portfolio would result in a $0.7 million and $0.8 million decrease in the fair value of our investment portfolio as of December 31, 2018 and 2017, respectively.

While we cannot predict future market conditions or liquidity, we believe that our investment policies and guidelines provide an appropriate means to manage the risks of our marketable securities portfolio.

Interest Rate Risk

Term Loan Facility B. The $668.5 million of borrowings outstanding as of December 31, 2018 under our Term Loan Facility B is subject to a variable interest rate. If LIBOR or the prime interest rate were to increase, our debt service costs would increase even though the amount borrowed remained the same. We have entered into a number of interest rate swaps to hedge a significant portion of the borrowings outstanding. Under these interest rate swaps, we have generally agreed to pay interest at a fixed rate and receive interest at a floating rate from the counterparties. The terms of our Term Loan Facility B and interest rate swaps are more fully described in Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

In connection with offering the 2020 Convertible Notes, we purchased call options and sold warrants with respect to our common stock. The options are expected to offset the potential dilution from any conversion of the 2020 Convertible Notes into shares of our common stock. The warrants have a dilutive effect with respect to our common stock to the extent that the market price of our common stock exceeds the strike price of the warrants. However, we have the right to settle the warrants in cash or shares. As of December 31, 2018, the strike price of the warrants was $36.4059 per share. The number of shares of our common stock underlying the warrants is 12.7 million shares, subject to anti-dilution adjustments.

For further discussion regarding the 2020 Convertible Notes and the related call options and warrants, see Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Foreign Currency Exchange Rate Risk

Due to our operations outside the U.S., we are subject to the risks of fluctuations in foreign currency exchange rates, particularly related to the Euro, Indian rupee and Japanese yen. As a substantial majority of our non-U.S. revenue and expense transactions are denominated in U.S. dollars, fluctuations in foreign currency exchange rates could cause our products and services to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Some of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2018. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that TiVo Corporation maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TiVo Corporation

Opinion on Internal Control over Financial Reporting
We have audited TiVo Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TiVo Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stockholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2018. The information regarding executive officers appears under the heading "Information About Our Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated by reference herein.
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

ITEM 11. EXECUTIVE COMPENSATION
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days after the close of our year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days after the close of our year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days after the close of our year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information for this item is incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days after the close of our year ended December 31, 2018.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report under Item 8:

1.    Financial Statements

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the Consolidated Financial Statements and notes thereto in Item 8 above.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form+	Filing Date	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger dated as of April 28, 2016 by and among Rovi Corporation, TiVo Inc., Titan Technologies Corporation, Nova Acquisition Sub, Inc. and Titan Acquisition Sub, Inc.*	Rovi Corp. 8-K	5/4/2016	2.1
3.01	Amended and Restated Certificate of Incorporation of TiVo Corporation filed with the Secretary of State of the State of Delaware on September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.1
3.02	Amended and restated Bylaws of TiVo Corporation effective as of September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.2
4.01	Credit Agreement, dated as of July 2, 2014, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, Rovi Corporation, as parent guarantor, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank and SunTrust Robinson Humphrey, Inc., as joint bookrunners and lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	Rovi Corp. 8-K	7/3/2014	10.1
4.02	Refinancing Amendment No. 1, dated as of January 26, 2017, among TiVo Corporation, as parent guarantor, Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, the subsidiary guarantors, the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	TiVo Corp. 8-K	1/26/2017	10.1
4.03	Indenture, dated as of March 4, 2015, by and between Rovi Corporation and U.S. Bank National Association, as trustee	Rovi Corp. 8-K	3/4/2015	4.1

4.04	First Supplemental Indenture, dated as of September 7, 2016, by and among Rovi Corporation, TiVo Corporation and U.S. Bank National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.1
4.05	Form of Note representing the Rovi Corporation 0.500% Convertible Senior Notes due 2020	Rovi Corp. 8-K	3/4/2015	4.2
4.06	Indenture, dated as of September 22, 2014 by and between TiVo Inc. and Wells Fargo Bank, National Association, as trustee	TiVo Solutions 8-K	9/23/2014	4.1
4.07	First Supplemental Indenture, dated as of September 7, 2016 by and among TiVo Solutions Inc., TiVo Corporation and Wells Fargo Bank, National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.2
4.08	Form of Note representing the TiVo Inc. 2% Convertible Senior Notes due 2021	TiVo Solutions 8-K	9/23/2014	4.2
4.09	Form of Common Stock Certificate	TiVo Corp. 10-Q	11/3/2016	4.08
10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.1
10.02	Rovi Corporation 2008 Employee Stock Purchase Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.7
10.03	Rovi Corporation 2000 Equity Incentive Plan**	Macrovision Corp. DEF 14A	3/16/2006	Annex A
10.04	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.04
10.05	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.05
10.06	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for one year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.06
10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for three year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.07
10.08	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to Rovi 2008 Equity Incentive Plan**	TiVo Corp. 10-Q	11/7/2018	10.01
10.09	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents**	TiVo Solutions 10-Q	9/9/2005	10.7
10.10	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (now known as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Corp. S-8	9/9/2016	4.7
10.11	Form of Stock Option Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2008	10.2
10.12	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to TiVo Corporation Titan Equity Incentive Plan**	TiVo Corp. 10-Q	11/7/2018	10.02
10.13	Form of Restricted Stock Unit Notice and Agreement for TiVo Corporation Titan Equity Incentive Award Plan (stock-settled) (Former TiVo Inc. Employee Form)**	TiVo Corp. 10-Q	11/2/2017	10.02

10.14	Form of Restricted Stock Unit Notice and Agreement for TiVo Corporation Titan Equity Incentive Award Plan (stock-settled) (Non-Former TiVo Inc. Employee Form)**	TiVo Corp. 10-Q	11/2/2017	10.03
10.15	2018 Senior Executive Company Incentive Plan**	TiVo Corp. 10-Q	11/7/2018	10.03
10.16	Form of Executive Severance and Arbitration Agreement**	TiVo Corp. 10-K	2/27/2018	10.22
10.17	TiVo Corporation Executive Severance Plan**	TiVo Corp. 8-K	7/7/2017	10.1
10.18	Form of Indemnification Agreement entered into by Rovi Corporation and certain of its directors and executive officers**	Rovi Corp. 10-K	3/2/2009	10.15
10.19	Retirement Transition Agreement with Thomas Carson dated October 4, 2017**	TiVo Corp. 10-K	2/27/2018	10.28
10.20	Executive Retention Plan Participant Letter for Pamela Sergeeff**	TiVo Corp. 8-K	5/15/2018	10.1
10.21	Form of Executive Retention Plan Participant Letter for Michael Hawkey, Matthew Milne and Arvin Patel**				X
10.22	Amended Offer Letter to Raghavendra Rau dated December 27, 2018**	TiVo Corp. 8-K	1/2/2019	10.1
10.23	Amended and Restated Executive Severance and Arbitration Agreement with Raghavendra Rau dated December 27, 2018**	TiVo Corp. 8-K	1/2/2019	10.2
10.24	Lease Agreement between TiVo Inc. and ECI Four Gold Street LLC, dated as of August 12, 2016	TiVo Solutions 8-K	8/23/2016	10.1
10.25	Lease between GC Net Lease (San Carlos) Investors, LLC and Rovi Corporation, dated June 26, 2015	Rovi Corp. 10-Q	7/30/2015	10.01
21.01	List of subsidiaries				X
23.01	Consent of Independent Registered Public Accounting Firm				X
24.01	Power of Attorney (contained on signature page)				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Company Forms include filings by Rovi Corporation, TiVo Solutions Inc. (formerly known as TiVo Inc.) and TiVo Corporation.

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement.

***	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February 2019.

TIVO CORPORATION

By:	/s/ Raghavendra Rau
Raghavendra Rau
Interim President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RAGHAVENDRA RAU and PETER C. HALT and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ Raghavendra Rau	Interim President and Chief Executive Officer and Director	February 26, 2019
Raghavendra Rau

Principal Financial Officer:

/s/ Peter C. Halt	Chief Financial Officer	February 26, 2019
Peter C. Halt

Principal Accounting Officer:

/s/ Wesley Gutierrez	Chief Accounting Officer and Treasurer	February 26, 2019
Wesley Gutierrez

Additional Directors:

/s/ James E. Meyer	Chairman of the Board of Directors	February 26, 2019
James E. Meyer

/s/ Alan L. Earhart	Director	February 26, 2019
Alan L. Earhart

/s/ Eddy W. Hartenstein	Director	February 26, 2019
Eddy W. Hartenstein

/s/ Jeffrey T. Hinson	Director	February 26, 2019
Jeffrey T. Hinson

/s/ Dan Moloney	Director	February 26, 2019
Dan Moloney

/s/ Glenn W. Welling	Director	February 26, 2019
Glenn W. Welling

TIVO CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TiVo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TiVo Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Adoption of ASC No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

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
Los Angeles, California
February 26, 2019

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$161,955	$128,965
Short-term marketable securities	158,956	140,866
Accounts receivable, net	152,866	180,768
Inventory	7,449	11,581
Prepaid expenses and other current assets	30,806	34,751
Total current assets	512,032	496,931
Long-term marketable securities	73,207	82,711
Property and equipment, net	53,586	55,244
Intangible assets, net	513,770	643,924
Goodwill	1,544,343	1,813,227
Other long-term assets	63,365	71,641
Total assets	$2,760,303	$3,163,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,981	$135,852
Unearned revenue	46,072	55,393
Current portion of long-term debt	373,361	7,000
Total current liabilities	524,414	198,245
Taxes payable, less current portion	5,156	3,947
Unearned revenue, less current portion	54,495	58,283
Long-term debt, less current portion	618,776	976,095
Deferred tax liabilities, net	45,030	50,356
Other long-term liabilities	19,491	23,736
Total liabilities	1,267,362	1,310,662
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 125,781 shares issued and 123,975 shares outstanding as of December 31, 2018; and 123,385 shares issued and 122,116 shares outstanding as of December 31, 2017	126	123
Treasury stock, 1,806 shares and 1,269 shares as of December 31, 2018 and December 31, 2017, respectively, at cost	(32,124)	(24,740)
Additional paid-in capital	3,239,395	3,273,022
Accumulated other comprehensive loss	(3,869)	(2,738)
Accumulated deficit	(1,710,587)	(1,392,651)
Total stockholders’ equity	1,492,941	1,853,016
Total liabilities and stockholders’ equity	$2,760,303	$3,163,678

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues, net:
Licensing, services and software	$681,130	$784,087	$629,474
Hardware	14,735	42,369	19,619
Total Revenues, net	695,865	826,456	649,093
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	169,149	167,712	139,666
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	19,491	46,699	19,056
Research and development	177,285	194,382	125,172
Selling, general and administrative	181,047	205,024	192,755
Depreciation	21,464	22,144	18,698
Amortization of intangible assets	147,336	166,657	104,989
Restructuring and asset impairment charges	10,061	19,048	27,316
Goodwill impairment	269,000	—	—
Total costs and expenses	994,833	821,666	627,652
Operating (loss) income	(298,968)	4,790	21,441
Interest expense	(49,150)	(42,756)	(43,681)
Interest income and other, net	5,682	2,915	1,688
Gain (loss) on interest rate swaps	3,425	1,859	(3,884)
TiVo Acquisition litigation	—	(14,006)	—
Loss on debt extinguishment	—	(108)	—
Loss on debt modification	—	(929)	—
Loss from continuing operations before income taxes	(339,011)	(48,235)	(24,436)
Income tax expense (benefit)	14,052	(10,279)	(61,685)
(Loss) income from continuing operations, net of tax	(353,063)	(37,956)	37,249
Income (loss) from discontinued operations, net of tax	3,715	—	(4,588)
Net (loss) income	$(349,348)	$(37,956)	$32,661

Basic (loss) earnings per share:
Continuing operations	$(2.87)	$(0.32)	$0.40
Discontinued operations	0.03	—	(0.05)
Basic (loss) earnings per share	$(2.84)	$(0.32)	$0.35
Weighted average shares used in computing basic per share amounts	123,020	120,355	93,064

Diluted (loss) earnings per share:
Continuing operations	$(2.87)	$(0.32)	$0.40
Discontinued operations	0.03	—	(0.05)
Diluted (loss) earnings per share	$(2.84)	$(0.32)	$0.35
Weighted average shares used in computing diluted per share amounts	123,020	120,355	94,262

Dividends declared per share	$0.72	$0.72	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(349,348)	$(37,956)	$32,661
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(1,787)	4,462	(798)
Unrealized gains (losses) on marketable securities
Change in unrealized gains (losses) on marketable securities	440	(151)	252
Less: Reclassification adjustment on sale	216	—	—
Other comprehensive (loss) income, net of tax	(1,131)	4,311	(546)
Comprehensive (loss) income	$(350,479)	$(33,645)	$32,115

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	131,052	$131	(48,405)	$(1,163,533)	$2,419,921	$(6,503)	$(219,451)	$1,030,565
Net income							32,661	32,661
Other comprehensive loss, net of tax						(546)		(546)
Issuance of common stock on exercise of options	430	—			6,710			6,710
Issuance of common stock under employee stock purchase plan	1,160	3			10,694			10,697
Issuance of restricted stock, net	352	—			1			1
Equity-based compensation					62,860			62,860
Issuance of common stock in connection with TiVo Acquisition	36,138	36			780,719			780,755
Cancellation of treasury stock	(48,606)	(49)	48,606	1,167,954			(1,167,905)	—
Withholding taxes related to net share settlement of restricted stock units			(666)	(14,067)				(14,067)
Balance as of December 31, 2016	120,526	121	(465)	(9,646)	3,280,905	(7,049)	(1,354,695)	1,909,636
Net loss							(37,956)	(37,956)
Other comprehensive income, net of tax						4,311		4,311
Issuance of common stock on exercise of options	470	—			6,853			6,853
Issuance of common stock under employee stock purchase plan	1,449	1			15,623			15,624
Issuance of restricted stock, net	916	1			1			2
Equity-based compensation					56,463			56,463
Issuance of common stock in connection with TiVo Acquisition	24	—			536			536
Dividends					(87,359)			(87,359)
Withholding taxes related to net share settlement of restricted stock units			(804)	(15,094)				(15,094)
Balance as of December 31, 2017	123,385	123	(1,269)	(24,740)	3,273,022	(2,738)	(1,392,651)	1,853,016
Cumulative effect adjustment							31,412	31,412
Net loss							(349,348)	(349,348)
Other comprehensive loss, net of tax						(1,131)		(1,131)
Issuance of common stock under employee stock purchase plan	1,150	2			12,852			12,854
Issuance of restricted stock, net	1,246	1			—			1
Equity-based compensation					42,328			42,328
Dividends					(88,807)			(88,807)
Withholding taxes related to net share settlement of restricted stock units			(537)	(7,384)				(7,384)
Balance as of December 31, 2018	125,781	$126	(1,806)	$(32,124)	$3,239,395	$(3,869)	$(1,710,587)	$1,492,941

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(349,348)	$(37,956)	$32,661
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(3,715)	—	4,588
Depreciation	21,464	22,144	18,698
Amortization of intangible assets	147,336	166,657	104,989
Amortization of convertible note discount and note issuance costs	15,546	14,781	14,048
Restructuring and asset impairment charges	10,061	19,048	27,316
Goodwill impairment	269,000	—	—
Equity-based compensation	39,779	52,561	47,670
Change in fair value of interest rate swaps	(6,895)	(10,216)	(5,800)
TiVo Acquisition litigation	—	14,006	—
Loss on debt extinguishment	—	108	—
Loss on debt modification	—	929	—
Deferred income taxes	(6,591)	(27,193)	(86,085)
Other operating, net	1,375	(3,033)	904
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	51,500	(31,900)	(11,643)
Inventory	4,132	1,605	2,273
Prepaid expenses and other current assets and other long-term assets	6,000	(52,122)	(18,201)
Accounts payable and accrued expenses and other long-term liabilities	(24,834)	(18,948)	3,222
Taxes payable	2,163	627	(3,785)
Unearned revenue	(17,901)	20,986	7,666
Net cash provided by operating activities of continuing operations	159,072	132,084	138,521
Net cash used in operating activities of discontinued operations	(524)	—	(5,000)
Net cash provided by operating activities	158,548	132,084	133,521
Cash flows from investing activities:
Payments for purchase of short- and long-term marketable securities	(201,242)	(148,591)	(175,591)
Proceeds from sales or maturities of short- and long-term marketable securities	194,193	173,275	217,861
Cash acquired in TiVo Acquisition, net of cash paid	—	—	166,312
Return of cash paid for TiVo Acquisition	—	25,143	—
Payment to Dissenting Holders in TiVo Acquisition	—	(117,030)	—
Payments for purchase of property and equipment	(23,868)	(37,962)	(20,347)
Payments for acquisition of patents	(1,700)	(2,000)	(2,500)
Other investing, net	19	(334)	(63)
Net cash (used in) provided by investing activities	(32,598)	(107,499)	185,672
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	681,552	—
Principal payments on long-term debt	(7,000)	(689,500)	(236,952)
Payments for dividends	(88,976)	(87,108)	—
Payments for purchase of warrants	—	—	(5,827)
Proceeds from sale of call options	—	—	12,118
Payments for contingent consideration and deferred holdback	(1,874)	(2,650)	(750)
Payments for withholding taxes related to net settlement of restricted awards	(7,384)	(15,094)	(14,067)
Proceeds from employee stock purchase plan and exercise of employee stock options	12,854	22,481	17,407
Net cash used in financing activities	(92,380)	(90,319)	(228,071)
Effect of exchange rate changes on cash and cash equivalents	(580)	2,072	(170)
Net increase (decrease) in cash and cash equivalents	32,990	(63,662)	90,952
Cash and cash equivalents at beginning of period	128,965	192,627	101,675
Cash and cash equivalents at end of period	$161,955	$128,965	$192,627

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

The Company is a global leader in media and entertainment products that power consumer entertainment experiences and enable its customers to deepen and further monetize their audience relationships. The Company provides a broad set of intellectual property, cloud-based services and set-top box ("STB") solutions that enable people to find and enjoy online video, television ("TV"), movies and music entertainment, including content discovery through device-embedded and cloud-based user experience ("UX"), including interactive program guides (“IPGs”), digital video recorders ("DVRs"), natural language voice and text search, cloud-based recommendations services and the Company's extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content). The Company's integrated platform includes software and cloud-based services that provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand ("VOD") and over-the-top ("OTT") content into one intuitive user interface with simple universal search, discovery, viewing and recording, to create a unified viewing experience. The Company distributes its products through service provider relationships, integrated into third-party devices and directly to retail consumers. The Company also offers advanced media and advertising solutions, including viewership data, sponsored discovery and in-guide advertising, which enable advanced audience targeting and measurement in linear and OTT TV advertising. Solutions are sold globally to cable, satellite, consumer electronics ("CE"), entertainment, media and online distribution companies, and, in the United States, the Company sells a suite of DVR and whole home media products and services directly to retail consumers.

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

When provisional amounts are recorded for a business combination, adjustments to the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date that would have affected the measurement of the amounts recognized at the acquisition date are recognized. Adjustments to the provisional amounts identified during the measurement period, which is a period not to exceed one year from the acquisition date, are reported in the period the adjustment is identified by means of an adjustment to goodwill, with the effect on earnings measured as if the provisional amounts had been completed at the acquisition date. Adjustments to amounts recognized in a business combination that occur after the measurement period are recognized in current period operations.

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

Foreign Currency Translation

The Company predominately uses the U.S dollar as its functional currency. Certain non-U.S. subsidiaries designate a local currency as their functional currency. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective period. Losses from cumulative translation adjustments, net of tax, of $3.5 million and $1.7 million as of December 31, 2018 and 2017, respectively, are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

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

Cash, Cash Equivalents and Investments

Highly liquid investments with original maturities at the date of acquisition of three months or less are considered cash equivalents. The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions ("EBT") process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than three days are classified as cash and cash equivalents. As of December 31, 2018 and 2017, Cash and cash equivalents includes payments due from banks for these transactions of $0.9 million and $1.1 million, respectively.

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

Unrealized gains and losses, net of applicable taxes, are reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company monitors its marketable securities portfolio for potential impairment. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in fair value is determined to be other-than-temporary (i.e., when the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis), an impairment associated with the credit loss is recorded in Interest income and other, net in the Consolidated Statements of Operations and the remainder, if any, is recorded in Other comprehensive (loss) income, net of tax in the Consolidated Statements of Comprehensive (Loss) Income.

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

Inventory

Inventories consist primarily of finished DVRs and accessories and are stated at the lower of cost or net realizable value on an aggregate basis. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the carrying amount of inventory to the lower of cost or net realizable value are made, if required, for excess or obsolete goods, which includes a review of, among other factors, demand requirements and market conditions.

Contract Assets

Contract assets primarily consist of revenue recognized in excess of the amount billed to the customer, limited to net realizable value and deferred engineering costs for significant software customization or modification and set-up services to the extent deemed recoverable. Contract assets for unbilled receivables are included in Accounts receivable, net in the Consolidated Balance Sheets.

Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission. The incremental costs of obtaining a contract with a customer are recognized as an asset when the expected period of benefit is greater than one year. The incremental costs of obtaining a contract with a customer are amortized on a straight-line basis over a period of time commensurate with the period of benefit, generally three to five years, which considers the transfer of goods or services to which the assets relate, technological developments during the period of benefit, customer history and other factors. The period of benefit is generally the estimated life of the customer relationship if renewals are expected, and may exceed the contract term. Amortization of the capitalized incremental costs of obtaining a contract with a customer is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Contract assets are classified as current or noncurrent in the Consolidated Balance Sheets based on when the asset is expected to be realized. Contract assets are subject to periodic impairment reviews.

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

Long-lived assets, including property and equipment and intangible assets with finite lives, are assessed for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Once a triggering event has been identified, the impairment test employed is based on whether the Company intends to continue to use the asset group or to hold the asset group for sale. For assets held for use, recoverability is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted future cash flows are less than the carrying amount of an asset group, the asset group is impaired. The amount of impairment, if any, is measured as the difference between the carrying amount of the asset group and its fair value, which is generally estimated using an income approach. To the extent the carrying amount of each asset exceeds its fair value, the impairment is allocated to the finite-lived assets of the asset group on a pro rata basis using their relative carrying amounts.

For assets held for sale, to the extent the asset group's carrying amount is greater than its fair value less cost to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented in the Consolidated Balance Sheets at the lower of their carrying amount or fair value less cost to sell, and are no longer depreciated.

Software Development Costs

Costs are capitalized to acquire or develop software subsequent to establishing technological feasibility for the software, which is generally on completion of a working prototype that has been certified as having no critical bugs and is a release candidate or when an alternative future use exists. Capitalized software development costs are amortized using the greater of the amortization on a straight-line basis or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The estimated useful life for capitalized software development costs is generally 5 years or less. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

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

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount, then a quantitative impairment test is performed.

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

In the quantitative impairment test for indefinite-lived intangible assets, fair value is compared to the carrying amount of the indefinite-lived intangible asset. When required to estimate the fair value of an indefinite-lived intangible asset, an income approach, such as a relief-from-royalty technique, is used. Estimating the fair value of an indefinite-lived intangible asset considers future the amount and timing of the future cash flows associated with the asset, the expected long-term growth rate, assumed royalty rates, income tax rates and economic and market conditions, as well as risk-adjusted discount rates. If the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is not impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss equal to the difference is recognized.

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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Accruals for unrecognized tax benefit liabilities, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, are recorded when the Company believes it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments to unrecognized tax benefits are recognized when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. Income tax expense (benefit) includes the effects of adjustments to unrecognized tax benefits, as well as any related interest and penalties.

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

Arrangements with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In an arrangement with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. The allocation of transaction price among performance obligations in a contract may impact the amount and timing of revenue recognized in the Consolidated Statements of Operations during a given period.

Contract Modifications

Contracts may be modified due to changes in contract specifications or customer requirements. Contract modifications occur when the change in terms either creates new enforceable rights and obligations or changes existing enforceable rights and obligations. The effect of a contract modification for goods and services that are not distinct in the context of the contract on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Contract modifications that result in goods or services that are distinct from the previously existing contract and are at stand-alone selling price are accounted for prospectively.

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

Due to the nature of the work required to be performed on some performance obligations, significant judgment may be required to determine the transaction price. It is common for the Company's license agreements to contain provisions that can either increase or decrease the transaction price. These variable amounts are generally estimated based on usage. In addition to estimating variable consideration, significant judgment is necessary to identify forms of variable consideration, determine whether the variable consideration relates to a sales-based or usage-based royalty of intellectual property and determine whether and when to include estimates of variable consideration in the transaction price.

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

The Company has two types of arrangements with MSOs that include technology deployment and engineering services. In instances where the Company hosts the TiVo service, non-refundable payments received for customization and set-up services are deferred and recognized as revenue ratably over the hosting term. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as the related TiVo service revenue is recognized. The Company estimates the stand-alone selling prices for training, DVRs, non-DVR STBs and maintenance and support based on the price charged in stand-alone sales of the promised good or service. The stand-alone selling price for the TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and total gross margin objectives. For a term license to the TiVo service, the Company receives license fees for the hosted TiVo service on either a per-subscriber per-month basis or a fixed fee. The Company recognizes revenue from per-subscriber per-month licenses during the month the TiVo service is provided to the customer and recognizes revenue from fixed fee licenses ratably over the license period.

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

Subscription Services

Subscription services revenues primarily consist of fees to provide customers with access to one or more of the Company's hosted products such as its iGuide IPG, advanced search and recommendations, metadata and analytics products, including routine customer support. The Company generally receives per-subscriber per-month fees for its iGuide IPG and search and recommendations service and revenue is recorded in the month the customer uses the service. The Company generally receives a monthly or quarterly fee from its metadata or analytics licenses for the right to use the metadata or access its analytics platform and to receive regular updates. Revenue from the Company's metadata and analytics service is recognized ratably over the subscription period.

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

The transaction price allocated to the DVR is recognized as revenue on delivery and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenues from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including, but not limited to, customer retention rates, the timing of new product introductions and historical experience. As of December 31, 2018, the Company recognizes revenue for lifetime subscriptions over a 72-month period. The Company periodically reassesses the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from the Company's estimate, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

Shipping and handling costs associated with outbound freight after control of a DVR has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of hardware revenues, excluding depreciation and amortization of intangible assets as incurred.

Warranty

The Company accrues for the expected material and labor costs required to provide warranty services on its hardware products. The Company’s warranty accrual is estimated based on the total volume of units sold, the term of the warranty period, expected failure rates and the estimated cost to replace or repair the defective unit.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are presented within Selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses for the years ended December 31, 2018, 2017 and 2016, were $7.8 million, $8.8 million and $7.3 million, respectively.

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

Equity-Based Compensation

Equity-based compensation costs are estimated based on the grant date fair value of the award. Equity-based compensation cost is recognized for those awards expected to meet the service, performance or market vesting conditions on a straight-line basis over the requisite service period of the award. Equity-based compensation is estimated based on the aggregate grant for service-based awards and at the individual vesting tranche for awards with performance and/or market conditions. Forfeiture estimates are based on historical experience.

Recent Accounting Pronouncements

Standards Recently Adopted

In January 2017, the Financial Accounting Standards ("FASB") clarified the definition of a business. The clarified guidance provides a more defined framework to use in determining when a set of assets and activities constitute a business. The clarified definition was effective for the Company on January 1, 2018 and was applied using a prospective transition approach. Application of this guidance did not have an effect on the Consolidated Financial Statements.

In October 2016, the FASB amended its guidance on the tax effects of intra-entity transfers of assets other than inventory. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendment was effective for the Company on January 1, 2018 and was applied using a modified retrospective transition approach. Application of this guidance did not have an effect on the Consolidated Financial Statements.

In August 2016, the FASB issued clarifying guidance on the presentation of eight specific cash flow issues for which previous guidance was either unclear or not specific. The clarified guidance was effective for the Company on January 1, 2018 and was applied using a retrospective transition approach. Application of this guidance did not have an effect on the Consolidated Financial Statements.

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

Standards Pending Adoption

In August 2018, the FASB modified the requirements for capitalizing costs incurred to implement a hosting arrangement that is a service contract. The modified requirements were intended to align the cost capitalization requirements for hosting arrangements with the cost capitalization requirements for internal-use software. The modified guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. The guidance can be applied prospectively to all arrangements entered into or materially modified after the effective date or using a retrospective transition approach. The Company does not expect application of the modified requirements for capitalizing costs incurred to implement a hosting arrangement to have a material effect on its Consolidated Financial Statements.

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

The Company is evaluating the effect of the new lease accounting standard on its Consolidated Financial Statements and expects to apply the package of practical expedients permitted under the transition guidance within the new lease accounting standard, which among other things, permits the historical lease classification to carryforward. The Company also expects to apply a practical expedient to combine lease and non-lease components within a lease and to apply the transition alternative to record the cumulative effect of adoption on the date of initial application (i.e., January 1, 2019). Adoption of the new lease accounting standard is expected to result in the recognition of the present value of the Company's existing minimum lease payments as lease liabilities of approximately $80 million to $85 million and a corresponding right-of-use asset of approximately $65 million to $70 million. The new lease accounting standard is not expected to materially affect the Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income or the Consolidated Statements of Cash Flows.

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

In November 2016, holders of 9.1 million shares of TiVo Solutions common stock outstanding at the TiVo Acquisition Date who did not vote to approve the TiVo Acquisition ("Dissenting Holders", and the shares held by such Dissenting Holders, the "Dissenting Shares") filed a petition for appraisal pursuant to Section 262 of the Delaware General Corporation Law in the Court of Chancery of the State of Delaware (In re Appraisal of TiVo, Inc., C.A. No. 12909-CB (Del. Ch.)). The $79.0 million accrual for merger consideration included in the aggregate merger consideration was based on 9.1 million Dissenting Shares assuming a right to receive 0.3853 shares of TiVo Corporation common stock, or 3.5 million shares of TiVo Corporation common stock. In addition, on the TiVo Acquisition Date, TiVo Corporation paid the cash portion of the merger consideration related to the Dissenting Shares, which was $2.75 per share, to an account held by the exchange agent in the TiVo Acquisition. As of December 31, 2016, the exchange agent in the TiVo Acquisition was holding $25.3 million in cash, substantially all of which related to the Dissenting Holders.

On March 27, 2017, TiVo Corporation executed a settlement agreement with the Dissenting Holders to settle their claims for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a TiVo Acquisition litigation loss of $12.9 million was recognized in the Consolidated Statements of Operations for the year ended December 31, 2017. See Note 11 for additional information about the claims asserted by the Dissenting Holders.

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

The following table summarizes the final purchase price allocation, including measurement period adjustments (in thousands):

Final Purchase Price Allocation
Cash, cash equivalents and marketable securities	$503,408
Accounts receivable	48,597
Inventory	15,003
Prepaid expenses and other current assets and other long-term assets	25,911
Property and equipment	9,744
Intangible assets:
Developed technology and patents	154,000
Existing contracts and customer relationships	355,000
Trademarks / Tradenames	14,000
Goodwill	469,262
Accounts payable and accrued expenses and other long-term liabilities	(74,631)
Deferred revenue	(63,504)
Current portion of long-term debt	(230,000)
Deferred tax liabilities, net	(97,064)
Total merger consideration	$1,129,726

Post-Acquisition Results and Unaudited Pro Forma Information

TiVo Solutions' results of operations and cash flows have been included in the Consolidated Financial Statements for periods subsequent to September 7, 2016. For the year ended December 31, 2016, TiVo Corporation's results include revenue and an operating loss from TiVo Solutions of $147.4 million and $2.8 million, respectively.

The following unaudited pro forma financial information (in thousands, except per share amounts) has been adjusted to give effect to the TiVo Acquisition as if it were consummated on January 1, 2016. The unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations that would have been reported had the TiVo Acquisition occurred on January 1, 2016 and should not be taken as representative of future results of operations of the combined company.

Year Ended December 31, 2016
Total Revenues, net	$876,705
Net loss	$(103,050)
Basic loss per share	$(0.89)
Diluted loss per share	$(0.89)

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

(3) Discontinued Operations

In the year ended December 31, 2018, the Company recognized Income from discontinued operations, net of tax, of $3.7 million as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals, partially offset by an increase in legal defense costs.

In the year ended December 31, 2016, the Company recognized a Loss from discontinued operations, net of tax, of $4.6 million due to a settlement with Dolby Laboratories, Inc. ("Dolby") related to unpaid royalties from Rovi's Roxio, DivX and MainConcept businesses ("Legacy Sonic Businesses"). See Note 11 for additional information.

(4) Financial Statement Details

Inventory

Components of Inventory were as follows (in thousands):

	December 31, 2018	December 31, 2017
Raw materials	$864	$1,846
Finished goods	6,585	9,735
Inventory	$7,449	$11,581

Property and equipment, net

Components of Property and equipment, net were as follows (in thousands):

	December 31, 2018	December 31, 2017
Computer software and equipment	$148,935	$150,098
Leasehold improvements	47,431	44,981
Furniture and fixtures	9,494	9,137
Property and equipment, gross	205,860	204,216
Less: Accumulated depreciation and amortization	(152,274)	(148,972)
Property and equipment, net	$53,586	$55,244

Property and equipment, net by geographic area was as follows (in thousands):

	December 31, 2018	December 31, 2017
United States	$44,516	$46,756
Rest of the world	9,070	8,488
Property and equipment, net	$53,586	$55,244

As of December 31, 2018 and 2017, India accounted for 13% and 13%, respectively, of Property and equipment, net.

Accounts payable and accrued expenses

Components of Accounts payable and accrued expenses were as follows (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable	$2,180	$10,517
Accrued compensation and benefits	46,466	47,886
Other accrued liabilities	56,335	77,449
Accounts payable and accrued expenses	$104,981	$135,852

Interest income and other, net

Components of Interest income and other, net were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest income	$5,232	$3,122	$2,326
Foreign currency loss	(550)	(1,574)	(72)
Equity method income (loss)	996	(451)	(454)
Other income (expense), net	4	1,818	(112)
Interest income and other, net	$5,682	$2,915	$1,688

Supplemental cash flow information (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash paid during the period for:
Income taxes, net of refunds	$17,906	$17,660	$27,468
Interest	$32,462	$26,567	$30,281

Significant noncash transactions
Patents acquired as part of a licensing agreement	$16,000	$—	$—
Fair value of shares issued in connection with the TiVo Acquisition	$—	$536	$758,115

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

The cumulative effect of these changes on the Consolidated Balance Sheets on adoption was as follows (in thousands):

		Contracts with Customers	Costs to Obtain Contracts with Customers	De-recognition of Prepaid Stored Value Product Liabilities
	December 31, 2017				January 1, 2018
Accounts receivable, net	$180,768	$24,177	$—	$—	$204,945
Prepaid expenses and other current assets	34,751	(2,705)	525	—	32,571
Other long-term assets	71,641	(4,419)	819	—	68,041
Accounts payable and accrued expenses	(135,852)	—	—	2,155	(133,697)
Unearned revenue	(55,393)	11,208	—	—	(44,185)
Deferred tax liabilities, net	(50,356)	(348)	—	—	(50,704)
Accumulated deficit	1,392,651	(27,913)	(1,344)	(2,155)	1,361,239

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

The impact of adoption of the amended revenue and cost recognition guidance on the Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	As If Applying Prior Guidance	Effect of Change Higher/(Lower)
Total Revenues, net	$695,865	$713,142	$(17,277)
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	169,149	171,898	(2,749)
Selling, general and administrative	181,047	181,245	(198)
Loss from continuing operations before income taxes	(339,011)	(324,681)	(14,330)
Income tax expense	14,052	15,561	(1,509)
Loss from continuing operations, net of tax	(353,063)	(340,242)	(12,821)

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

Revenue Details

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by product offering (presented in Note 15), significant customer, contract-type and geographic area. This information includes revenue recognized from contracts with customers and revenue from other sources, including out-of-license settlements. As noted above, amounts for the year ended December 31, 2017 have not been adjusted to reflect adoption of the amended revenue recognition guidance.

For the years ended December 31, 2018, 2017 and 2016, AT&T Inc. ("AT&T") represented 10%, 14% and 12% of Total Revenues, net, respectively. Substantially all revenue from AT&T is reported in the Intellectual Property Licensing segment. Other than AT&T, no customer accounted for more than 10% of Total Revenues, net for the years ended December 31, 2018, 2017 and 2016.

By segment, the pattern of revenue recognition was as follows (in thousands):

	Year Ended December 31, 2018
	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$104,803	$110,679	$215,482
Goods and services transferred over time	295,927	161,230	457,157
Out-of-license settlements	—	23,226	23,226
Total Revenues, net	$400,730	$295,135	$695,865

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$464,364	$616,883	$469,325
Rest of the world	231,501	209,573	179,768
Total Revenues, net	$695,865	$826,456	$649,093

Revenue by geographic area is predominately based on the end user's location. Other than the U.S., no country accounted for more than 10% of Total Revenues, net for the years ended December 31, 2018, 2017 and 2016.

Accounts receivable, net

Components of Accounts receivable, net were as follows (in thousands):

	December 31, 2018	December 31, 2017
Accounts receivable, gross	$155,708	$183,343
Less: Allowance for doubtful accounts	(2,842)	(2,575)
Accounts receivable, net	$152,866	$180,768

As of December 31, 2018 and 2017, AT&T represented 18% and 28% of Accounts receivable, net, respectively. Other than AT&T, no customer accounted for more than 10% of Accounts receivable, net as of December 31, 2018 and 2017.

Allowance for Doubtful Accounts

Changes in the Allowance for Doubtful Accounts were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$(2,575)	$(1,963)	$(1,607)
Provision for bad debt	(579)	1,726	(226)
Deductions, net	312	(2,338)	(130)
Balance at end of period	$(2,842)	$(2,575)	$(1,963)

Contract Balances

Contract assets primarily consist of revenue recognized in excess of the amount billed to the customer, limited to net realizable value and deferred engineering costs for significant software customization or modification and set-up services to the extent deemed recoverable. Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission. Following adoption of the amended revenue recognition guidance, contract assets were recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2018	January 1, 2018
Accounts receivable, net	$35,115	$68,858
Prepaid expenses and other current assets	1,654	1,167
Other long-term assets	8,532	6,783
Total contract assets, net	$45,301	$76,808

No impairment losses were recognized with respect to contract assets for the year ended December 31, 2018.

Contract liabilities are mainly comprised of unearned revenue related to consumer lifetime subscriptions for the TiVo service, multi-period licensing or cloud-based services and other offerings for which the Company is paid in advance of when control of the promised good or service is transferred to the customer. Unearned revenue also includes amounts related to professional services to be performed in the future. For the year ended December 31, 2018, the Company recognized $39.7 million of revenue that had been included in Unearned revenue as of December 31, 2017.

As of December 31, 2018, approximately $812.8 million of revenue is expected to be recognized from unsatisfied performance obligations that are primarily related to fixed-fee intellectual property and software-as-a-service agreements, which is expected to be recognized as follows: 29% in 2019, 20% in 2020, 14% in 2021, 11% in 2022, 9% in 2023, and 17% thereafter.

(6) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$40,125	$—	$—	$40,125
Cash equivalents - Money market funds	121,830	—	—	121,830
Cash and cash equivalents	$161,955	$—	$—	$161,955

Corporate debt securities	$114,159	$1	$(400)	$113,760
U.S. Treasuries / Agencies	118,497	70	(164)	118,403
Marketable securities	$232,656	$71	$(564)	$232,163
Cash, cash equivalents and marketable securities				$394,118

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$38,996	$—	$—	$38,996
Cash equivalents - Money market funds	89,969	—	—	89,969
Cash and cash equivalents	$128,965	$—	$—	$128,965

Auction rate securities	$10,800	$—	$(216)	$10,584
Corporate debt securities	102,794	—	(397)	102,397
Foreign government obligations	2,249	—	(4)	2,245
U.S. Treasuries / Agencies	108,781	—	(430)	108,351
Marketable securities	$224,624	$—	$(1,047)	$223,577
Cash, cash equivalents and marketable securities				$352,542

The fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$52,617	$(170)	$46,991	$(230)	$99,608	$(400)
U.S. Treasuries / Agencies	68,519	(82)	19,160	(82)	87,679	(164)
Marketable securities	$121,136	$(252)	$66,151	$(312)	$187,287	$(564)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$10,584	$(216)	$10,584	$(216)
Corporate debt securities	75,922	(362)	18,484	(35)	94,406	(397)
Foreign government obligations	—	—	2,245	(4)	2,245	(4)
U.S. Treasuries / Agencies	44,968	(184)	63,383	(246)	108,351	(430)
Marketable securities	$120,890	$(546)	$94,696	$(501)	$215,586	$(1,047)

As of December 31, 2018, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$159,370	$158,956
Due in 1-2 years	73,286	73,207
Total	$232,656	$232,163

As of December 31, 2018 and December 31, 2017, the Other long-term assets include equity securities accounted for under the equity method with a carrying amount of $2.2 million and $1.1 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $1.5 million and $1.5 million, respectively. The carrying amount of the Company's equity securities without a readily determinable fair value is measured as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical, or a similar, security of the same issuer. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the years ended December 31, 2018 and 2016. For the year ended December 31, 2017, an impairment of $1.2 million was recognized on the Company's equity securities without a readily determinable fair value.

(7) Fair Value Measurements

Fair Value Hierarchy

The Company uses valuation techniques that are based on observable and unobservable inputs to measure fair value. Observable inputs are developed using publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. Fair value measurements are classified in a hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. Assets and liabilities are classified in a fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the years ended December 31, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities reported at fair value on a recurring basis in the Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$121,830	$121,830	$—	$—
Short-term marketable securities
Corporate debt securities	90,753	—	90,753	—
U.S. Treasuries / Agencies	68,203	—	68,203	—
Prepaid expenses and other current assets
Interest rate swaps	173	—	173	—
Long-term marketable securities
Corporate debt securities	23,007	—	23,007	—
U.S. Treasuries / Agencies	50,200	—	50,200	—
Total Assets	$354,166	$121,830	$232,336	$—
Liabilities
Other long-term liabilities
Interest rate swaps	$(3,012)	$—	$(3,012)	$—
Total Liabilities	$(3,012)	$—	$(3,012)	$—

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$89,969	$89,969	$—	$—
Short-term marketable securities
Corporate debt securities	49,396	—	49,396	—
Foreign government obligations	2,245	—	2,245	—
U.S. Treasuries / Agencies	89,225	—	89,225	—
Long-term marketable securities
Auction rate securities	10,584	—	—	10,584
Corporate debt securities	53,001	—	53,001	—
U.S. Treasuries / Agencies	19,126	—	19,126	—
Total Assets	$313,546	$89,969	$212,993	$10,584
Liabilities
Accounts payable and accrued expenses
Cubiware contingent consideration	$(2,234)	$—	$—	$(2,234)
Other long-term liabilities
Interest rate swaps	(9,735)	—	(9,735)	—
Total Liabilities	$(11,969)	$—	$(9,735)	$(2,234)
Rollforward of Level 3 Fair Value Measurements

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$10,584	$(2,234)	$10,368	$(5,273)	$10,260	$—
Assumed in TiVo Acquisition					—	(6,548)
Sales	(10,715)	—	—	—	—	—
Settlements	—	1,874	—	2,650	—	—
Transfers out (a)	—	1,700	—	—	—	—
Gain (loss) included in earnings	(85)	(1,340)	—	389	—	1,275
Unrealized loss reclassified on sale	216	—	—	—	—	—
Unrealized gains included in other comprehensive income	—	—	216	—	108	—
Balance at end of period	$—	$—	$10,584	$(2,234)	$10,368	$(5,273)

(a)	During the year ended December 31, 2018, $1.7 million related to the Cubiware contingent consideration was reclassified to a contingent liability that is not measured at fair value.

For the year ended December 31, 2018, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $1.1 million loss and in Interest expense related to accretion of the liability to future value of $0.2 million. For the year ended December 31, 2017, the Gain included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $1.0 million gain and in Interest expense related to accretion of the liability to future value of $0.6 million. For the year ended December 31, 2016, the Gain included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $1.6 million gain and in Interest expense related to accretion of the liability to future value of $0.3 million.

Nonrecurring Fair Value Measurements

As part of the quantitative interim goodwill impairment test performed as of December 31, 2018, the Product and Intellectual Property Licensing reporting units were measured at fair value, resulting in a Goodwill impairment charge of $269.0 million. The unobservable inputs used to estimate the fair value of the Product and Intellectual Property Licensing reporting units include projected revenue growth rates, operating margins and the risk factors added to the discount rate, and, accordingly, these measurements would be classified in Level 3 of the fair value hierarchy. The Goodwill impairment charge and the valuation techniques used to estimate reporting unit fair values are more fully described in Note 1 and Note 8.

In May 2017, TiVo Corporation vacated a portion of a leased facility as part of its ongoing TiVo Integration Restructuring Plan (as described in Note 9) resulting in a $6.7 million loss on the impairment of certain property and equipment, principally leasehold improvements. The fair value of the impaired assets was estimated using a discounted cash flow analysis that incorporated among other items, the timing and amount of expected future cash flows associated with the assets, income tax rates and economic and market conditions, as well as a risk adjusted discount rate. The fair value of the impaired assets would be classified in Level 2 of the fair value hierarchy.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
2020 Convertible Notes	$326,640	$316,538	$311,766	$326,888
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	665,449	633,404	671,281	679,722
Total Long-term debt	$992,137	$949,990	$983,095	$1,006,658

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

(8) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Product	Intellectual Property Licensing	Total
December 31, 2016	$520,998	$1,291,120	$1,812,118
TiVo Acquisition	720	212	932
Foreign currency translation	177	—	177
December 31, 2017	$521,895	$1,291,332	$1,813,227
Impairment	(269,000)	—	(269,000)
Foreign currency translation	116	—	116
December 31, 2018	$253,011	$1,291,332	$1,544,343

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

During December 2018, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of December 31, 2018 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant decline in the trading price of TiVo's common stock during the second half of the fourth quarter of 2018 and current market conditions, as well as lower-than-previously forecast revenue and profitability levels over a sustained period of time and downward revisions to management's short- and long-term forecasts. The forecast revisions were identified as part of TiVo's overall long-term forecasting process, which was substantially completed in December 2018. The revised forecast reflects lower expectations for the Company's Platform Solutions products, including changes in both the market and business models internationally, as well as the decision to eliminate certain analytic products. The changes in such expectations were related to revenue growth rates, current market trends, business mix, cost structure and other expectations about the anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, a Goodwill impairment charge of $269.0 million was recognized related to the Product reporting unit. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, no Goodwill impairment charge was recognized related to the Intellectual Property Licensing reporting unit.

No goodwill impairment charges were recognized as a result of an interim or annual goodwill impairment test during the first three quarters of 2018 or the years ended December 31, 2017 and 2016.

Prior to completing the quantitative interim goodwill impairment test, TiVo tested the recoverability of long-lived assets other than goodwill assigned to the Product and Intellectual Property Licensing reporting units and concluded that such assets were not impaired.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

		December 31, 2018
	Weighted-Average Remaining Useful Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	4.3 years	$1,051,635	$(765,221)	$286,414
Existing contracts and customer relationships	13.0 years	402,756	(195,752)	207,004
Content databases and other	4.7 years	57,235	(50,883)	6,352
Trademarks / Tradenames	N/A	8,300	(8,300)	—
Total finite-lived intangible assets		1,519,926	(1,020,156)	499,770
Indefinite-lived intangible assets
TiVo Tradename	N/A	14,000	—	14,000
Total intangible assets		$1,533,926	$(1,020,156)	$513,770

	December 31, 2017
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,034,458	$(676,465)	$357,993
Existing contracts and customer relationships	403,244	(139,289)	263,955
Content databases and other	57,053	(49,077)	7,976
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,503,055	(873,131)	629,924
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,517,055	$(873,131)	$643,924

Patent Acquisitions

During the year ended December 31, 2018, the Company acquired two portfolios of patents for an aggregate cost of $17.7 million, of which $16.0 million was obtained as consideration in a licensing agreement and $1.7 million was paid in cash. The Company accounted for the patent portfolios acquired as asset acquisitions and is amortizing the purchase price over a weighted average period of ten years and five years, respectively.

During the year ended December 31, 2017, the Company acquired a portfolio of patents for $2.0 million in cash. The Company accounted for the patent portfolio acquired as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

Estimated Amortization of Finite-Lived Intangible Assets

As of December 31, 2018, estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

2019	$111,745
2020	110,999
2021	68,231
2022	40,506
2023	23,318
Thereafter	144,971
Total	$499,770

(9) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Facility-related costs	$340	$4,465	$527
Severance costs	6,658	4,696	10,044
Share-based payments	3,039	2,663	14,951
Contract termination costs	—	4	1,342
Asset impairment	24	7,220	452
Restructuring and asset impairment charges	$10,061	$19,048	$27,316

Components of accrued restructuring costs were as follows (in thousands):

	December 31, 2018	December 31, 2017
Facility-related costs	$264	$693
Severance costs	3,996	584
Contract termination costs	—	37
Accrued restructuring costs	$4,260	$1,314

The Company expects a substantial portion of the accrued restructuring costs to be paid by the end of 2019.

Profit Improvement Plan

In February 2018, the Company announced its intention to explore strategic alternatives. In connection with exploring strategic alternatives, the Company initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, the Company expects to move certain positions to lower cost locations, eliminate layers of management and rationalize facilities resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities related to the Profit Improvement Plan were as follows (in thousands):

	December 31, 2018
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$47	$(47)	$—	$—	$—
Severance costs	—	6,541	(2,668)	—	(16)	3,857
Share-based payments	—	3,039	—	(3,039)	—	—
Asset impairment	—	24	—	(24)	—	—
Total	$—	$9,651	$(2,715)	$(3,063)	$(16)	$3,857

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

	December 31, 2018
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$111	$280	$(230)	$—	$(51)	$110
Severance costs	448	115	(564)	—	1	—
Total	$559	$395	$(794)	$—	$(50)	$110

	December 31, 2017
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$224	$3,690	$(3,486)	$—	$(317)	$111
Severance costs	3,504	4,850	(7,876)	—	(30)	448
Share-based payments	—	2,663	—	(2,663)	—	—
Contract termination costs	63	4	(67)	—	—	—
Asset impairment	—	7,220	—	(7,220)	—	—
Total	$3,791	$18,427	$(11,429)	$(9,883)	$(347)	$559

	December 31, 2016
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$277	$(53)	$—	$—	$224
Severance costs	—	9,657	(6,153)	—	—	3,504
Share-based payments	—	14,951	—	(14,951)	—	—
Contract termination costs	—	63	—	—	—	63
Total	$—	$24,948	$(6,206)	$(14,951)	$—	$3,791

As of December 31, 2018, the TiVo Integration Restructuring Plan is complete.

Legacy Rovi and TiVo Solutions Restructuring Plans

Prior to the TiVo Acquisition, Rovi and TiVo Solutions had each initiated restructuring plans. As of December 31, 2018, the Legacy Rovi Restructuring Plan and the Legacy TiVo Solutions Restructuring Plan are complete. Immaterial Restructuring and asset impairment charges were recognized related to these plans for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, Restructuring and asset impairment charges of $0.8 million and $2.4 million, respectively, were recognized in the Consolidated Statements of Operations related to these plans. As of December 31, 2018 and 2017, accrued restructuring costs of $0.3 million and $0.7 million, respectively, are included in the Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plan.

(10) Debt and Interest Rate Swaps

A summary of debt issued by or assumed by the Company was as follows (dollars in thousands):

				December 31, 2018		December 31, 2017
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$326,640	$345,000	$311,766
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	668,500	665,449	675,500	671,281
Total Long-term debt				$1,013,548	992,137	$1,020,548	983,095
Less: Current portion of long-term debt					373,361		7,000
Long-term debt, less current portion					$618,776		$976,095

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2018, the 2020 Convertible Notes are convertible at a conversion rate of 38.1501 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $26.2122 per share of TiVo Corporation common stock.

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

	December 31, 2018	December 31, 2017
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(16,253)	(29,499)
Less: Unamortized debt issuance costs	(2,107)	(3,735)
Carrying amount	$326,640	$311,766

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stated interest	$1,725	$1,725	$1,725
Amortization of debt discount	13,246	12,645	12,071
Amortization of debt issuance costs	1,628	1,475	1,334
Total interest expense	$16,599	$15,845	$15,130

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

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi paid $64.8 million to purchase call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of December 31, 2018, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 13.2 million shares of TiVo Corporation's common stock at an exercise price of $26.2122 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of December 31, 2018, 12.7 million warrants were outstanding with an exercise price of $36.4059 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. Following the TiVo Acquisition, the 2021 Convertible Notes were convertible at a conversion rate of 21.6181 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which was equivalent to a conversion price of $39.12 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2018, the 2021 Convertible Notes are convertible at a conversion rate of 23.8378 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $35.4773 per share of TiVo Corporation common stock.

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

Prior to the refinancing described below, loans under Term Loan Facility B bore interest, at the Company's option, at a rate equal to either the London Interbank Offered Rate ("LIBOR"), plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. Annually, the Company may be required to make an additional principal payment on Refinancing Agreement No. 1, which is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. An Excess Cash Flow payment of $46.7 million is expected to be made in February 2019, which would eliminate the remaining quarterly principal payments. The outstanding principal balance of Term Loan Facility B is due in July 2021.

Expected Principal Payments

As of December 31, 2018, aggregate expected principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

2019 (a)	$391,721
2020	—
2021	621,827
Total	$1,013,548

(a)
During the next twelve months, $46.7 million of Term Loan Facility B principal is expected to be repaid. In addition, while $345.0 million of 2020 Convertible Notes is scheduled to mature on March 1, 2020, principal payments above are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into an interest rate swap or may terminate a previously executed interest rate swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Consolidated Balance Sheets at fair value with changes in fair value recorded as Gain (loss) on interest rate swaps in the Consolidated Statements of Operations. Amounts are presented in the Consolidated Balance Sheets after considering the right of offset based on its master netting agreements. During the years ended December 31, 2018, 2017 and 2016, the Company recorded gains of $3.4 million and $1.9 million and a loss of $3.9 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of December 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	December 31, 2018	December 31, 2017	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One-month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One-month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One-month USD-LIBOR

(11) Commitments and Contingencies

Purchase Commitments

In August 2016, Rovi entered into a 10-year patent license agreement with DISH Network Corporation ("DISH"). Under the terms of the license agreement, DISH will pay a monthly, per-subscriber license fee to Rovi for the period beginning on April 5, 2016 consistent with Rovi’s existing licensing program for its largest pay TV providers. In addition, DISH agreed to provide TiVo Solutions with a release for all past products and a going-forward covenant not-to-sue under DISH’s existing patents during the 10-year license term in exchange for TiVo Solutions providing DISH certain TiVo Solutions products during the term and cash payments by TiVo Solutions to DISH of $60.3 million, of which $30.3 million was paid in the third quarter of 2017, $15.0 million was paid in the second quarter of 2017 and $15.0 million was paid in the fourth quarter of 2016. The TiVo Solutions release and covenant transaction is being recognized as a reduction to revenue over the license term in the Consolidated Statements of Operations. No changes were made to the prior, existing patent settlement between EchoStar Corporation and DISH, and TiVo Solutions as a result of this agreement.

Lease Commitments

The Company leases facilities and certain equipment pursuant to non-cancelable operating lease agreements expiring through 2027, which may contain renewal options or rent escalation clauses. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis.

Future minimum payments for operating leases as of December 31, 2018 were as follows (in thousands):

2019	$17,931
2020	16,981
2021	16,329
2022	12,870
2023	10,923
Thereafter	26,892
Gross future minimum lease payments	101,926
Less: Sublease receipts	(42,950)
Net future minimum lease payments	$58,976

Rent expense, net of sublease income, was $10.9 million, $15.4 million and $13.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company cannot reasonably estimate the possible range of losses that may be incurred pursuant to its indemnification obligations, if any. Variables affecting any such assessment include, but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company's potential indemnity liability, the Consolidated Financial Statements could be materially adversely affected in a particular period by one or more of these indemnities.

Under certain circumstances, TiVo Solutions may seek to recover some or all amounts paid to an indemnified party from its insurers. TiVo Solutions does not have any assets held either as collateral or by third parties that, on the occurrence of an event requiring it to indemnify a customer, could be obtained and liquidated to recover all or a portion of the amounts paid pursuant to its indemnification obligations.

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

On June 15, 2011, TNS Media Research, LLC (d/b/a Kantar Media Audiences, or "Kantar") brought a claim for declaratory judgment against TRA Global Inc. (which was acquired by TiVo Inc. in July 2012 and renamed TiVo Research and Analytics, Inc. or "TiVo Research") in U.S. District Court alleging non-infringement of a TiVo Research patent, among other claims. TiVo Research responded by alleging affirmative defenses as well as counterclaims alleging infringement by Kantar of the TiVo Research patent at issue and one other patent. On February 22, 2016, the District Court granted Kantar's summary judgment motion on invalidity under Section 101 as to each of TiVo Research's asserted patent claims. On May 18, 2018, the District Court granted Kantar’s motion for attorneys' fees and expenses related to TiVo Research’s patent claims in this action. During the three months ended June 30, 2018, TiVo Research recorded a $4.5 million loss in Selling, general and administrative expenses and agreed to transfer of ownership of the two patents at issue to Kantar as part of a settlement agreement. TiVo Research paid the settlement during the year ended December 31, 2018.

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

On May 10, 2016, Rovi received a letter from Dolby demanding unpaid royalties in the amount of $11.5 million related to (i) software licensed by Rovi's Sonic Solutions subsidiary and (ii) certain support and maintenance agreements that Sonic had with certain larger customers during the period from 2009 to 2012. Dolby further claimed that it was entitled to interest on the allegedly unpaid royalties in the amount of $11.8 million. The alleged unpaid royalties cover products that were divested by Rovi as part of the Legacy Sonic Businesses from 2012 to 2014 which are presented as a discontinued operation. On July 20, 2016, Rovi received another letter from Dolby, proposing to forego the interest it claims it is owed relating to certain portions of the dispute if a settlement is reached promptly. However, Dolby added an additional demand for unpaid royalties in the amount of $9.5 million related to software distributions allegedly made by Rovi's former MainConcept subsidiary, for a total demand of $20.9 million. In October 2016, Rovi settled Dolby's demands for unpaid royalties for $5.0 million. The expense resulting from the settlement related to the Legacy Sonic Businesses was recognized in Income (loss) from discontinued operations, net of tax for the year ended December 31, 2016.

The Company believes it has recorded adequate provisions for any such lawsuits, claims and proceedings and, as of December 31, 2018, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

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

The number of shares used to calculate Basic and Diluted EPS were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average shares used in computing basic per share amounts	123,020	120,355	93,064
Dilutive effect of equity-based compensation awards	—	—	1,198
Weighted average shares used in computing diluted per share amounts	123,020	120,355	94,262

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Restricted awards	4,696	4,567	1,741
Stock options	2,027	2,850	3,448
2020 Convertible Notes (a)	13,162	12,429	11,936
2021 Convertible Notes (a)	1	1	564
Warrants related to 2020 Convertible Notes (a)	12,486	12,232	11,936
Weighted average potential shares excluded from the calculation of Diluted EPS	32,372	32,079	29,625

(a)	See Note 10 for additional details.

For the years ended December 31, 2018, 2017 and 2016, 0.7 million, 0.4 million and 0.7 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $26.2122 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $9.41 per share on December 31, 2018, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

The 2020 Convertible Notes would be dilutive if the Company’s common stock closed at or above $26.2122 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 10 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 10 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $36.4059 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. During the years ended December 31, 2018, 2017 and 2016, no shares were repurchased under the share repurchase program. As of December 31, 2018, the Company had $150.0 million of share repurchase authorization remaining.

The Company issues restricted stock and restricted stock units (collectively, "restricted awards") as part of the equity-based compensation plans described in Note 13. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the years ended December 31, 2018, 2017 and 2016, the Company withheld 0.5 million, 0.8 million and 0.7 million shares of common stock to satisfy $7.4 million, $15.1 million and $14.1 million of required withholding taxes, respectively.

The Company accounts for treasury stock using the cost method. In connection with the TiVo Acquisition, all shares repurchased by the Company prior to, and including, September 7, 2016 were retired.

Dividends

For the years ended December 31, 2018 and 2017, the Company declared and paid dividends of $0.72 and $0.72 per share, respectively, for aggregate cash payments of $89.0 million and $87.1 million, respectively. No dividend payments were made in the year ended December 31, 2016.

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

(13) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards are generally subject to a four-year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of December 31, 2018, the Company had 30.0 million shares of common stock reserved and 10.9 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the TiVo Acquisition Date. The TiVo 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three-year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four-year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four-year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from the TiVo 2008 Plan generally have a contractual term of seven years. As of December 31, 2018, there were 3.9 million shares of common stock reserved for future issuance as outstanding awards vest under the TiVo 2008 Plan. The TiVo 2008 Plan expired in August 2018, and no further shares of common stock are available for future grant under the TiVo 2008 Plan.

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

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four-month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period. As of December 31, 2018, the Company had 4.7 million shares of common stock reserved and 4.7 million shares available for issuance under the ESPP.

Valuation Techniques and Assumptions

The Company's restricted awards are generally not eligible for dividend protection. Prior to and including February 14, 2017, the fair value of restricted awards subject to service conditions was estimated as the price of the Company's common stock at the close of trading on the date of grant. Subsequent to February 14, 2017, the fair value of restricted awards subject to service conditions is estimated as the price of the Company's common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period. Where restricted stock award requires a post-vesting restriction on sale, the grant date fair value is adjusted to reflect a liquidity discount based on the expected post-vesting holding period.

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

Weighted-average assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Year Ended December 31,
	2018	2017	2016
Restricted stock units subject to market conditions:
Expected volatility	39.2%	50.1%	53.5%
Expected term	2.5 years	3.0 years	4.1 years
Risk-free interest rate	2.6%	1.9%	1.1%
Expected dividend yield	5.5%	4.0%	0.0%
ESPP shares:
Expected volatility	43.3%	42.0%	55.6%
Expected term	1.3 years	1.3 years	1.3 years
Risk-free interest rate	2.2%	1.1%	0.6%
Expected dividend yield	5.6%	2.4%	0.0%
Stock options:
Expected volatility	N/A	N/A	55.9%
Expected term	N/A	N/A	3.0 years
Risk-free interest rate	N/A	N/A	1.0%
Expected dividend yield	N/A	N/A	0.0%

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

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted average grant date fair value
Restricted awards	$11.63	$15.18	$22.07
ESPP shares	$3.99	$5.70	$7.30
Stock options	N/A	N/A	$9.53

Equity-based compensation
Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$39,779	$52,561	$47,670
Pre-tax equity-based compensation, included in restructuring expense	$3,039	$2,663	$14,951

Included in Pre-tax equity-based compensation, excluding amounts included in restructuring expense for the year ended December 31, 2016 is $3.5 million of expense related to the incremental fair value resulting from the replacement of TiVo Solutions equity-based awards with corresponding TiVo Corporation equity-based awards as part of the TiVo Acquisition.

As of December 31, 2018, there was $61.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.5 years.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the year ended December 31, 2018 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,899	$17.78
Granted	3,520	$11.63
Vested	(1,725)	$19.89
Forfeited	(2,344)	$15.02
Outstanding as of end of period	5,350	$14.26

As of December 31, 2018, 5.2 million restricted stock units were unvested, which includes 0.3 million performance-based restricted stock units. As of December 31, 2018, 0.2 million shares of restricted stock were unvested. The aggregate fair value of restricted awards vested during the years ended December 31, 2018, 2017 and 2016 was $23.5 million, $48.6 million and $46.7 million, respectively.

Activity related to the Company's stock options for the year ended December 31, 2018 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding as of beginning of period	2,368	$27.16
Forfeited and expired	(666)	$33.78
Outstanding as of end of period	1,702	$24.56	1.1 years	$—
Vested and expected to vest as of December 31, 2018	1,702	$24.56	1.1 years	$—
Exercisable as of December 31, 2018	1,670	$24.58	1.0 year	$—

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

The aggregate intrinsic value of stock options exercised is the difference between the market price of the Company's common stock at the time of exercise and the exercise price of the stock option, multiplied by the number of stock options exercised. No stock options were exercised during the year ended December 31, 2018. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was $2.1 million and $2.1 million, respectively.

(14) Income Taxes

Deferred Tax Assets and Liabilities

 Significant deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
U.S. federal and state net operating losses and credits	$414,994	$440,787
Accrued liabilities	21,906	22,771
Deferred revenue	27,210	22,699
Equity-based compensation	5,384	6,185
Capital and other losses	14,477	14,300
Other	9,773	10,541
Gross deferred tax assets	493,744	517,283
Valuation allowance	(387,643)	(390,161)
Net deferred tax assets	106,101	127,122
Deferred tax liabilities:
Intangible assets	(148,207)	(175,731)
Other	(1,309)	—
Gross deferred tax liabilities	(149,516)	(175,731)
Net deferred tax liabilities	$(43,415)	$(48,609)

Deferred tax assets and liabilities are presented in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2018	December 31, 2017
Other long-term assets	$1,615	$1,747
Deferred tax liabilities, net	(45,030)	(50,356)
Net deferred tax liabilities	$(43,415)	$(48,609)

As of December 31, 2018, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carryforward Amount	Years of Expiration
Federal	$1,020,638	2019 - 2035
State	$1,131,717	2019 - 2035

Utilization of federal and state net operating losses and credit carryforwards may be subject to limitations to due future ownership changes.

As of December 31, 2018, the Company had the following credits available to reduce future income tax expense as follows (in thousands):

	Carryforward Amount	Years of Expiration
Federal research and development credits	$63,350	2019 - 2036
State research and development credits	$65,928	Indefinite
Foreign tax credits	$89,754	2019 - 2024

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

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$(390,161)	$(428,778)	$(449,694)
Additions	(12,356)	(66,578)	(12,971)
Assumed in TiVo Acquisition	—	—	(52,243)
Deductions resulting from TiVo Acquisition	—	195	86,130
Deductions resulting from Tax Act of 2017	14,874	105,000	—
Balance at end of period	$(387,643)	$(390,161)	$(428,778)

During the year ended December 31, 2017, the Company recorded an income tax benefit of $105.0 million due to a change in the deferred tax valuation allowance resulting from a reduction in the U.S. federal tax rate.

During the year ended December 31, 2016, the Company recorded an income tax benefit of $86.1 million due to a change in the deferred tax asset valuation allowance resulting from the TiVo Acquisition. In connection with the TiVo Acquisition, a deferred tax liability was recorded for finite-lived intangible assets recognized as part of the purchase price allocation. These deferred tax liabilities are considered a source of future taxable income which allowed TiVo Corporation to reduce its pre-acquisition deferred tax asset valuation allowance. The change in the pre-acquisition deferred tax asset valuation allowance is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination.

Unrecognized Tax Benefits

Unrecognized tax benefits and changes in unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$73,080	$83,055	$60,346
Increases:
Assumed in acquisition	—	365	21,441
Tax positions related to the current year	—	6,263	1,032
Tax positions related to prior years	81	2,091	3,651
Tax Act of 2017	14,938	—	—
Decreases:
Tax positions related to prior years	(1,724)	(2,232)	(1,047)
Tax Act of 2017	—	(15,282)	—
Audit settlements	—	—	(161)
Statute of limitations lapses	(893)	(1,242)	(2,072)
Foreign currency	(2)	62	(135)
Balance at end of period	$85,480	$73,080	$83,055

The amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, was $4.5 million and $3.9 million as of December 31, 2018 and 2017, respectively.

The Company recorded a benefit of $0.1 million, $0.1 million and $0.2 million for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, respectively. Accrued interest and penalties related to unrecognized tax benefits were $0.7 million and $0.7 million at December 31, 2018 and 2017.

In the normal course of business, the Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions and therefore is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examination prior to 2010. Based on the status of U.S. federal, state, and foreign tax audits, the Company does not believe it is reasonably possible that a significant change in unrecognized tax benefits will occur in the next twelve months.

The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from U.S. federal, state and foreign income tax audits. The Company regularly assesses the potential outcomes of these audits in order to determine the appropriateness of its tax positions. Adjustments to accruals for unrecognized tax benefits are made to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular income tax audit. However, income tax audits are inherently unpredictable and there can be no assurance the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously recognized, and therefore the resolution of one or more of these uncertainties in any particular period could have a material adverse impact on the Consolidated Financial Statements.

Income tax expense (benefit)

The components of Loss from continuing operations before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(350,017)	$(55,846)	$(32,843)
Rest of the world	11,006	7,611	8,407
Loss from continuing operations before income taxes	$(339,011)	$(48,235)	$(24,436)

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$3,000	$—	$—
State	3,451	906	3,380
Foreign	14,136	16,329	20,952
Total current income tax expense	20,587	17,235	24,332
Deferred:
Federal	(7,663)	(24,579)	(83,059)
State	60	(1,947)	(2,875)
Foreign	1,068	(988)	(83)
Total deferred income tax benefit	(6,535)	(27,514)	(86,017)
Income tax expense (benefit)	$14,052	$(10,279)	$(61,685)

For the years ended December 31, 2018, 2017 and 2016, the Company utilized U.S. federal net operating loss carryforwards of $101.8 million, $144.4 million and $65.1 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company utilized state net operating loss carryforwards of $33.2 million, $49 million and $13.5 million, respectively.

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate to Loss from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal income tax	$(71,192)	$(16,882)	$(8,553)
State income tax, net of federal benefit	765	(397)	434
Foreign income tax rate differential	(1,053)	(748)	(1,713)
Foreign withholding tax	14,533	13,849	20,571
Repatriation of foreign income, deemed and actual	1,948	1,526	4,573
Change in unrecognized tax benefits	339	(704)	(1,203)
Change in valuation allowance	13,000	12,511	(81,614)
Equity-based compensation	2,175	(976)	2,696
Tax settlements	—	—	166
TiVo Acquisition-related items	595	5,724	2,753
Entity rationalization	—	2,369	—
Tax Act of 2017	2,936	(26,551)	—
Goodwill impairment	50,006	—	—
Other, net	—	—	205
Income tax expense (benefit)	$14,052	$(10,279)	$(61,685)

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense (benefit). Luxembourg is the main contributor to the Company’s foreign income tax rate differential. For the years ended December 31, 2018, 2017 and 2016, Luxembourg had gains with no net income tax expense due to the utilization of the valuation allowance.

Tax Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act of 2017”) was signed into law. The Tax Act of 2017 enacted comprehensive tax reform that made broad and complex changes to the U.S. federal income tax code which affect 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Transition Tax"). The Tax Act of 2017 also established new tax laws which affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal income tax rate from 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income (“GILTI”), a limitation of the deductibility of interest expense, a limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks.

On December 22, 2017, the SEC Staff issued guidance to address the application of U.S. GAAP in situations where a registrant does not have the necessary information to complete the accounting for certain effects of the Tax Act of 2017. As of December 31, 2018, the Company has completed its accounting for the income tax effects of the Tax Act of 2017. During the year ended December 31, 2018, the provisional amounts recognized as of December 31, 2017 were adjusted as described below.

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. Based on the amount of post-1986 E&P of the Company's foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, during the year ended December 31, 2018, the Company determined its Transition Tax was $33.7 million. The Company utilized $32.8 million of available tax credits to offset the majority of the Transition Tax. The Company recognized $0.9 million of Transition Tax expense during the year ended December 31, 2018. In addition, as of December 31, 2018, the Company determined its Transition Tax for U.S. states that have enacted laws to conform with the Tax Act of 2017 to be less than $0.1 million, which is substantially offset by U.S. state net operating losses.

The Tax Act of 2017 requires that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. The tax effect of GILTI is fully offset by the Company’s net operating losses, resulting in no net U.S. federal income tax expense from GILTI. In addition, as of December 31, 2018, the Company determined the effects of GILTI for U.S. states that have enacted laws to conform with the Tax Act of 2017 was not material to the Company's financial statements for the year ended December 31, 2018. The Company has made an accounting policy election to treat GILTI as a component of current income tax expense.

The Tax Act of 2017 created a minimum tax on corporations for payments to related foreign persons (referred to as the base erosion and anti-abuse tax ("BEAT")). In December 2018, the U.S. Department of Treasury published draft regulations regarding the ability to use loss carryovers to offset BEAT liability. As result of these draft regulations, the Company recorded a BEAT liability of $2.1 million during the year ended December 31, 2018.

As a result of the Tax Act of 2017, during the year ended December 31, 2018, the Company changed its assertion regarding the indefinite reinvestment of undistributed foreign earnings. In the year ended December 31, 2017, the Company accrued a Transition Tax liability for U.S. federal and certain U.S. state income taxes on its non-U.S. subsidiaries’ previously undistributed foreign earnings. The nature of the Transition Tax is that undistributed foreign earnings are now considered previously taxed income ("PTI") for U.S. federal income tax purposes. However, because the PTI was previously taxed, any repatriation of PTI is not subject to additional U.S. federal income tax. The Company determined that a distribution of PTI would be subject to tax and recorded $1.2 million in foreign withholding taxes during the year ended December 31, 2018. The Company's revised assertion regarding indefinite reinvestment of undistributed earnings is that only undistributed earnings in excess of PTI are indefinitely reinvested. The Company previously asserted that all of its foreign undistributed earnings were indefinitely reinvested.

The Company has not recognized U.S. federal or state tax liabilities on certain of its non-U.S. subsidiaries' undistributed foreign earnings as such amounts are considered indefinitely reinvested outside of the U.S. As of December 31, 2018, the Company has not provided for income and withholding tax on $5.3 million of undistributed foreign earnings. If these foreign earnings were to be distributed, the Company would recognize tax expense of approximately $0.3 million.

(15) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: Product and Intellectual Property Licensing. The Product segment consists primarily of licensing Company-developed UX products and services to multi-channel video service providers and CE manufacturers, licensing the TiVo service and selling TiVo-enabled devices, licensing metadata and advanced media and advertising solutions, including viewership data, sponsored discovery and in-guide advertising. The Product segment also includes legacy Analog Content Protection, VCR Plus+ and media recognition products. The Intellectual Property Licensing segment consists primarily of licensing the Company's patent portfolio to U.S. and international pay TV providers (directly and through their suppliers), mobile device manufacturers, CE manufacturers and OTT video providers.

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

Segment results were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Product
Platform Solutions	$315,814	$334,004	$205,395
Software and Services	76,249	84,964	83,811
Other	8,667	4,548	12,470
Revenues, net	400,730	423,516	301,676
Adjusted Operating Expenses (1)	333,720	377,107	251,529
Adjusted EBITDA (2)	67,010	46,409	50,147
Intellectual Property Licensing
US Pay TV Providers	185,954	278,973	222,346
CE Manufacturers	35,644	51,219	46,145
New Media, International Pay TV Providers and Other	73,537	72,748	78,926
Revenues, net	295,135	402,940	347,417
Adjusted Operating Expenses (1)	99,532	97,059	79,820
Adjusted EBITDA (2)	195,603	305,881	267,597
Corporate
Adjusted Operating Expenses (1)	62,521	62,148	56,673
Adjusted EBITDA (2)	(62,521)	(62,148)	(56,673)
Consolidated
Total Revenues, net	695,865	826,456	649,093
Adjusted Operating Expenses (1)	495,773	536,314	388,022
Adjusted EBITDA (2)	200,092	290,142	261,071
Depreciation	21,464	22,144	18,698
Amortization of intangible assets	147,336	166,657	104,989
Restructuring and asset impairment charges	10,061	19,048	27,316
Goodwill impairment	269,000	—	—
Equity-based compensation	39,779	52,561	47,670
Transaction, transition and integration costs	9,797	20,364	39,950
Earnout amortization	1,494	3,833	2,467
CEO transition cash costs	(975)	4,305	—
Remeasurement of contingent consideration	1,104	(1,023)	(1,614)
Gain on settlement of acquired receivable	—	(2,537)	—
Change in franchise tax reserve	—	—	154
Operating (loss) income	(298,968)	4,790	21,441
Interest expense	(49,150)	(42,756)	(43,681)
Interest income and other, net	5,682	2,915	1,688
Gain (loss) on interest rate swaps	3,425	1,859	(3,884)
TiVo Acquisition litigation	—	(14,006)	—
Loss on debt extinguishment	—	(108)	—
Loss on debt modification	—	(929)	—
Loss from continuing operations before income taxes	$(339,011)	$(48,235)	$(24,436)

(1)
Adjusted Operating Expenses is defined as operating expenses excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Goodwill impairment, Equity-based compensation, Transaction, transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs, Remeasurement of contingent consideration, Gain on settlement of acquired receivable and Change in franchise tax reserve.

(2)
Adjusted EBITDA is defined as operating income excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Goodwill impairment, Equity-based compensation, Transaction, transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs, Remeasurement of contingent consideration, Gain on settlement of acquired receivable and Change in franchise tax reserve.

(16) Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2018
Total Revenues, net	$189,837	$172,860	$164,709	$168,459
Restructuring and asset impairment charges	4,546	1,101	2,921	1,493
Goodwill impairment	—	—	—	269,000
Operating loss from continuing operations	(9,040)	(8,763)	(7,681)	(273,484)
Loss from continuing operations, net of tax	(19,014)	(22,868)	(22,992)	(288,189)
Income (loss) from discontinued operations, net of tax	1,297	2,298	143	(23)
Net loss	(17,717)	(20,570)	(22,849)	(288,212)

Basic loss per share:
Continuing operations	$(0.16)	$(0.19)	$(0.19)	$(2.33)
Discontinued operations	0.01	0.02	—	—
Basic loss per share	$(0.15)	$(0.17)	$(0.19)	$(2.33)
Weighted average shares used in computing basic per share amounts	122,080	122,713	123,459	123,802

Diluted loss per share:
Continuing operations	$(0.16)	$(0.19)	$(0.19)	$(2.33)
Discontinued operations	0.01	0.02	—	—
Diluted loss per share	$(0.15)	$(0.17)	$(0.19)	$(2.33)
Weighted average shares used in computing diluted per share amounts	122,080	122,713	123,459	123,802

Dividends declared per share	$0.18	$0.18	$0.18	$0.18

2017
Total Revenues, net	$205,764	$208,558	$197,898	$214,236
Restructuring and asset impairment charges	4,539	9,374	3,710	1,425
Operating (loss) income	(5,345)	8,743	(1,552)	2,944
Net (loss) income	(34,661)	(4,771)	(16,963)	18,439

Basic (loss) earnings per share	$(0.29)	$(0.04)	$(0.14)	$0.15
Weighted average shares used in computing basic per share amounts	118,813	120,209	120,935	121,427

Diluted (loss) earnings per share	$(0.29)	$(0.04)	$(0.14)	$0.15
Weighted average shares used in computing diluted per share amounts	118,813	120,209	120,935	122,362

Dividends declared per share	$0.18	$0.18	$0.18	$0.18