Form 10-Q
period 2019-03-31
TiVo Corp
filed 2019-05-09
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-37870
TiVo Corporation
(Exact name of registrant as specified in its charter)

Delaware	61-1793262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2160 Gold Street, San Jose, California 95002
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	TIVO	The Nasdaq Stock Market LLC
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(in thousands)	Outstanding as of
Class	April 30, 2019
Common Stock	124,949

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$113,182	$161,955
Short-term marketable securities	158,739	158,956
Accounts receivable, net	156,470	152,866
Inventory	6,146	7,449
Prepaid expenses and other current assets	33,130	30,806
Total current assets	467,667	512,032
Long-term marketable securities	55,058	73,207
Property and equipment, net	51,301	53,586
Intangible assets, net	489,715	513,770
Goodwill	1,544,306	1,544,343
Right-of-use assets	65,419	—
Other long-term assets	63,152	63,365
Total assets	$2,736,618	$2,760,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,206	$104,981
Unearned revenue	49,899	46,072
Current portion of long-term debt	330,481	373,361
Total current liabilities	484,586	524,414
Unearned revenue, less current portion	52,906	54,495
Long-term debt, less current portion	619,396	618,776
Deferred tax liabilities, net	44,498	45,030
Long-term lease liabilities	66,927	—
Other long-term liabilities	10,275	24,647
Total liabilities	1,278,588	1,267,362
Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 126,841 shares issued and 124,895 shares outstanding as of March 31, 2019; and 125,781 shares issued and 123,975 shares outstanding as of December 31, 2018	127	126
Treasury stock, 1,946 shares and 1,806 shares as of March 31, 2019 and December 31, 2018, respectively, at cost	(33,521)	(32,124)
Additional paid-in capital	3,232,310	3,239,395
Accumulated other comprehensive loss	(3,655)	(3,869)
Accumulated deficit	(1,737,231)	(1,710,587)
Total stockholders’ equity	1,458,030	1,492,941
Total liabilities and stockholders’ equity	$2,736,618	$2,760,303

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues, net:
Licensing, services and software	$156,161	$186,158
Hardware	2,074	3,679
Total Revenues, net	158,235	189,837
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	39,433	43,215
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,093	5,051
Research and development	41,381	48,430
Selling, general and administrative	45,993	51,082
Depreciation	5,364	5,141
Amortization of intangible assets	28,178	41,412
Restructuring and asset impairment charges	1,813	4,546
Total costs and expenses	166,255	198,877
Operating loss	(8,020)	(9,040)
Interest expense	(12,161)	(11,634)
Interest income and other, net	1,775	1,566
(Loss) gain on interest rate swaps	(1,721)	4,311
Loss on debt extinguishment	(199)	—
Loss from continuing operations before income taxes	(20,326)	(14,797)
Income tax expense	6,318	4,217
Loss from continuing operations, net of tax	(26,644)	(19,014)
Income from discontinued operations, net of tax	—	1,297
Net loss	$(26,644)	$(17,717)

Basic loss per share:
Continuing operations	$(0.21)	$(0.16)
Discontinued operations	—	0.01
Basic loss per share	$(0.21)	$(0.15)
Weighted average shares used in computing basic per share amounts	124,422	122,080

Diluted loss per share:
Continuing operations	$(0.21)	$(0.16)
Discontinued operations	—	0.01
Diluted loss per share	$(0.21)	$(0.15)
Weighted average shares used in computing diluted per share amounts	124,422	122,080

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(26,644)	$(17,717)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	(287)	1,109
Unrealized gains (losses) on marketable securities
Change in unrealized gains (losses) on marketable securities	501	(333)
Less: Reclassification adjustment on sale	—	216
Other comprehensive income, net of tax	214	992
Comprehensive loss	$(26,430)	$(16,725)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	123,385	$123	(1,269)	$(24,740)	$3,273,022	$(2,738)	$(1,392,651)	$1,853,016
Cumulative effect adjustment							31,412	31,412
Net loss							(17,717)	(17,717)
Other comprehensive income, net of tax						992		992
Issuance of common stock under employee stock purchase plan	639	1			7,574			7,575
Issuance of restricted stock, net	365	—			—			—
Equity-based compensation					13,634			13,634
Dividends					(22,111)		—	(22,111)
Withholding taxes related to net share settlement of restricted awards			(196)	(2,894)				(2,894)
Balance as of March 31, 2018	124,389	$124	(1,465)	$(27,634)	$3,272,119	$(1,746)	$(1,378,956)	$1,863,907

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	125,781	$126	(1,806)	$(32,124)	$3,239,395	$(3,869)	$(1,710,587)	$1,492,941
Net loss							(26,644)	(26,644)
Other comprehensive income, net of tax						214		214
Issuance of common stock under employee stock purchase plan	735	1			6,951			6,952
Issuance of restricted stock, net	325	—			—			—
Equity-based compensation					8,433			8,433
Dividends					(22,469)			(22,469)
Withholding taxes related to net share settlement of restricted awards			(140)	(1,397)				(1,397)
Balance as of March 31, 2019	126,841	$127	(1,946)	$(33,521)	$3,232,310	$(3,655)	$(1,737,231)	$1,458,030

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(26,644)	$(17,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1,297)
Depreciation	5,364	5,141
Amortization of intangible assets	28,178	41,412
Amortization of convertible note discount and note issuance costs	4,007	3,813
Restructuring and asset impairment charges	1,813	4,546
Equity-based compensation	8,379	12,024
Change in fair value of interest rate swaps	4,646	(5,708)
Loss on debt extinguishment	199	—
Deferred income taxes	(672)	(119)
Other operating, net	28	1,899
Changes in operating assets and liabilities:
Accounts receivable	(3,672)	16,027
Inventory	1,303	(1,583)
Prepaid expenses and other current assets and other long-term assets	(3,860)	5,199
Right-of-use assets, net of lease liabilities	4,482	—
Accounts payable and accrued expenses and other long-term liabilities	(22,842)	(24,306)
Taxes payable	1,378	(2,951)
Unearned revenue	2,238	(652)
Net cash provided by operating activities	4,325	35,728
Investing activities:
Payments for purchase of short- and long-term marketable securities	(29,849)	(36,091)
Proceeds from sales or maturities of short- and long-term marketable securities	49,000	38,168
Payments for purchase of property and equipment	(4,305)	(7,917)
Payments for acquisition of patents	(4,250)	—
Other investing, net	3	11
Net cash provided by (used in) investing activities	10,599	(5,829)
Financing activities:
Principal payments on long-term debt	(46,588)	(1,750)
Payments for dividends	(22,544)	(22,161)
Payments for withholding taxes related to net settlement of restricted awards	(1,397)	(2,894)
Proceeds from employee stock purchase plan	6,952	7,574
Net cash used in financing activities	(63,577)	(19,231)
Effect of exchange rate changes on cash and cash equivalents	(120)	661
Net (decrease) increase in cash and cash equivalents	(48,773)	11,329
Cash and cash equivalents at beginning of period	161,955	128,965
Cash and cash equivalents at end of period	$113,182	$140,294

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

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Equity and the Condensed Consolidated Statements of Cash Flows for the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2019, for any future year, or for any other future interim period.

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

Right-of-Use Assets and Lease Liabilities

At inception of an agreement, the agreement is reviewed to determine if it is or contains a lease. If an agreement is or contains a lease, the Company recognizes a Right-of-use asset, representing the right to use an underlying asset for the lease term, and a Lease liability, representing the obligation to make lease payments arising from a lease.

Right-of-use assets and Lease liabilities are measured based on the present value of the lease payments over the lease term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The present value of future lease payments is calculated utilizing the discount rate implicit in the lease. If the discount rate implicit in the lease is not readily determinable, the present value of future lease payments is calculated utilizing the Company’s incremental borrowing rate. Right-of-use assets and Lease liabilities are subject to adjustment in the event of modifications to lease terms, changes in the probability that an option to extend or terminate a lease would be exercised and other factors. In addition, Right-of-use assets are periodically reviewed for impairment.

Certain of the Company’s lease agreements require variable payments, such as inflation-indexed measures. When a lease requires an indexed payment, Right-of-use assets and Lease liabilities are measured based on the variable rate in effect at the measurement date. All other variable fees, such as increases in lessor operating costs and usage-based fees, are excluded from the calculation of the Right-of-use assets and Lease liabilities and are expensed as incurred.

The Company has lease agreements that contain both lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) and non-lease components (e.g., common-area maintenance costs). The Company applies a practical expedient to combine lease components and non-lease components into a single lease component for recognition and measurement purposes.

Lease expense includes amortization of the Right-of-use assets and accretion of the Lease liabilities. Amortization of the Right-of-use assets is calculated as the periodic lease cost less accretion of the lease liability. The amortization period for Right-of-use assets is limited to the expected lease term. For operating leases, lease expense is recognized in the Condensed Consolidated Statements of Operations as an operating expense over the lease term on a straight-line basis. For financing leases, amortization of the Right-of-use asset is recognized as an operating expense in the Condensed Consolidated Statements of Operations over the lease term separately from accretion of the Lease liability.

The Company applies a practical expedient to not measure or recognize Right-of-use assets or Lease liabilities for leases with a lease term of 12 months or less and lease expense for these leases is recognized as incurred.

Recent Accounting Pronouncements

Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard for leases. The new lease accounting standard generally requires the recognition of operating and financing lease liabilities and corresponding right-of-use assets on the statement of financial position. The Company adopted the provisions of the new lease accounting standard on January 1, 2019 using the modified retrospective transition approach and certain practical expedients as described in Note 10. On adoption, the Company recognized the present value of its existing minimum lease payments as a $66.7 million Right-of-use asset and an $81.9 million Lease liability. The difference between the Right-of-use asset and the Lease liability on adoption primarily arises from previously recorded deferred rent, which was effectively reclassified to the Right-of-use asset on adoption. As a result, there was no impact on Accumulated deficit. Results for periods beginning after December 31, 2018 are presented in accordance with the new lease accounting standard, while prior period amounts were not restated and continue to be reported in accordance with the Company's previous lease accounting policies.

In March 2017, the FASB shortened the amortization period for certain investments in callable debt securities held at a premium to the earliest call date. Application of the shortened amortization period was effective for the Company beginning on January 1, 2019 on a modified retrospective basis. The application of the shortened amortization period did not have a material effect on the Company's Condensed Consolidated Financial Statements.

In February 2018, the FASB issued guidance on the reclassification of certain income tax effects from accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act of 2017"). Application of the

reclassification guidance was effective for the Company beginning on January 1, 2019. On adoption, the Company made an accounting policy election to use the specific identification method to release income tax effects from Accumulated other comprehensive loss. The Company also made an accounting policy election not to reclassify the stranded tax effects of the Tax Act of 2017 from Accumulated other comprehensive loss to Accumulated deficit. The application of the reclassification guidance did not have a material effect on the Company's Condensed Consolidated Financial Statements.

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

(2) Discontinued Operations

In the three months ended March 31, 2018, the Company recognized Income from discontinued operations, net of tax, of $1.3 million as a result of the expiration of an indemnification associated with a previous business disposal.

(3) Financial Statement Details

Inventory

Components of Inventory were as follows (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$797	$864
Finished goods	5,349	6,585
Inventory	$6,146	$7,449

Property and equipment, net

Components of Property and equipment, net were as follows (in thousands):

	March 31, 2019	December 31, 2018
Computer software and equipment	$152,353	$148,935
Leasehold improvements	46,977	47,431
Furniture and fixtures	9,513	9,494
Property and equipment, gross	208,843	205,860
Less: Accumulated depreciation and amortization	(157,542)	(152,274)
Property and equipment, net	$51,301	$53,586

Accounts payable and accrued expenses

Components of Accounts payable and accrued expenses were as follows (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$8,904	$2,180
Accrued compensation and benefits	25,420	46,466
Other accrued liabilities	69,882	56,335
Accounts payable and accrued expenses	$104,206	$104,981

(4) Revenues

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

Customers representing 10% or more of Total Revenues, net were as follows:

	Three Months Ended March 31,
	2019	2018
Virgin Media	(a)	16%
AT&T Inc. ("AT&T")	11%	10%

(a) Customer below 10% of Total Revenues, net for the period.

Substantially all revenue from AT&T is reported in the Intellectual Property Licensing segment. Substantially all revenue from Virgin Media is reported in the Product segment.

By segment, the pattern of revenue recognition was as follows (in thousands):

	Three Months Ended March 31, 2019
	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$20,994	$28,127	$49,121
Goods and services transferred over time	70,309	36,701	107,010
Out-of-license settlements	—	2,104	2,104
Total Revenues, net	$91,303	$66,932	$158,235

	Three Months Ended March 31, 2018
	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$36,802	$28,119	$64,921
Goods and services transferred over time	80,050	42,850	122,900
Out-of-license settlements	—	2,016	2,016
Total Revenues, net	$116,852	$72,985	$189,837

Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$107,838	$118,935
United Kingdom	6,196	33,512
Rest of the world	44,201	37,390
Total Revenues, net	$158,235	$189,837

Revenue by geographic area is predominately based on the end user's location. Other than the U.S., no country accounted for more than 10% of Total Revenues, net for the three months ended March 31, 2019. Other than the U.S. and United Kingdom, no country accounted for more than 10% of Total Revenues, net for the three months ended March 31, 2018.

Accounts receivable, net

Components of Accounts receivable, net were as follows (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, gross	$158,956	$155,708
Less: Allowance for doubtful accounts	(2,486)	(2,842)
Accounts receivable, net	$156,470	$152,866

Customers representing 10% or more of Accounts receivable, net were as follows:

	March 31, 2019	December 31, 2018
AT&T	11%	18%
Dish Network	10%	(a)

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

	March 31, 2019	December 31, 2018
Accounts receivable, net	$45,069	$35,115
Prepaid expenses and other current assets	1,958	1,654
Other long-term assets	10,124	8,532
Total contract assets, net	$57,151	$45,301

No impairment losses were recognized with respect to contract assets for the three months ended March 31, 2019 and 2018.

Contract liabilities are mainly comprised of unearned revenue related to consumer lifetime subscriptions for the TiVo service, multi-period licensing or cloud-based services and other offerings for which the Company is paid in advance of when control of the promised good or service is transferred to the customer. Unearned revenue also includes amounts related to professional services to be performed in the future. For the three months ended March 31, 2019, the Company recognized $14.0 million of revenue that had been included in Unearned revenue as of December 31, 2018.

As of March 31, 2019, approximately $765.2 million of revenue is expected to be recognized from unsatisfied performance obligations that are primarily related to fixed-fee intellectual property and software-as-a-service agreements, which is expected to be recognized as follows: 23% in the remainder of 2019, 22% in 2020, 15% in 2021, 11% in 2022, 10% in

2023, and 19% thereafter.

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$40,349	$—	$—	$40,349
Cash equivalents - Money market funds	72,833	—	—	72,833
Cash and cash equivalents	$113,182	$—	$—	$113,182

Corporate debt securities	$110,015	$46	$(102)	$109,959
U.S. Treasuries / Agencies	103,760	150	(72)	103,838
Marketable securities	$213,775	$196	$(174)	$213,797
Cash, cash equivalents and marketable securities				$326,979

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$40,125	$—	$—	$40,125
Cash equivalents - Money market funds	121,830	—	—	121,830
Cash and cash equivalents	$161,955	$—	$—	$161,955

Corporate debt securities	$114,159	$1	$(400)	$113,760
U.S. Treasuries / Agencies	118,497	70	(164)	118,403
Marketable securities	$232,656	$71	$(564)	$232,163
Cash, cash equivalents and marketable securities				$394,118

As of March 31, 2019, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$158,837	$158,739
Due in 1-2 years	54,938	55,058
Total	$213,775	$213,797

As of March 31, 2019 and December 31, 2018, Other long-term assets include equity securities accounted for under the equity method with a carrying amount of $2.6 million and $2.2 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $1.5 million and $1.5 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three months ended March 31, 2019 and 2018.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the three months ended March 31, 2019 and 2018, there were no transfers between levels of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	March 31, 2019			December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash and cash equivalents
Money market funds	$72,833	$72,833	$—	$121,830	$121,830	$—
Short-term marketable securities
Corporate debt securities	94,979	—	94,979	90,753	—	90,753
U.S. Treasuries / Agencies	63,761	—	63,761	68,203	—	68,203
Prepaid expenses and other current assets
Interest rate swaps	—	—	—	173	—	173
Long-term marketable securities
Corporate debt securities	14,980	—	14,980	23,007	—	23,007
U.S. Treasuries / Agencies	40,077	—	40,077	50,200	—	50,200
Total Assets	$286,630	$72,833	$213,797	$354,166	$121,830	$232,336
Liabilities
Other long-term liabilities
Interest rate swaps	$(4,465)	$—	$(4,465)	$(3,012)	$—	$(3,012)
Total Liabilities	$(4,465)	$—	$(4,465)	$(3,012)	$—	$(3,012)

Rollforward of Level 3 Fair Value Measurements

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended March 31, 2018
	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$10,584	$(2,234)
Sales	(10,715)	—
Loss included in earnings	(85)	(970)
Unrealized loss reclassified on sale	216	—
Balance at end of period	$—	$(3,204)

For the three months ended March 31, 2018, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $0.9 million loss and in Interest expense related to accretion of the liability to future value of $0.1 million. During the year ended December 31, 2018, the Cubiware contingent consideration was reclassified to a contingent liability that is not measured at fair value.

Valuation Techniques

The fair value of marketable securities is estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets or independent pricing vendors, obtained from a third-party pricing service.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
2020 Convertible Notes	$330,481	$326,456	$326,640	$316,538
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	619,348	607,142	665,449	633,404
Total Long-term debt	$949,877	$933,646	$992,137	$949,990

(a)	If reported at fair value in the Condensed Consolidated Balance Sheets, debt issued or assumed by the Company would be classified in Level 2 of the fair value hierarchy.

(7) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Product	Intellectual Property Licensing	Total
December 31, 2018	$253,011	$1,291,332	$1,544,343
Foreign currency translation	(37)	—	(37)
March 31, 2019	$252,974	$1,291,332	$1,544,306

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2019
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,055,755	$(787,790)	$267,965
Existing contracts and customer relationships	402,633	(200,807)	201,826
Content databases and other	57,257	(51,333)	5,924
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,523,945	(1,048,230)	475,715
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,537,945	$(1,048,230)	$489,715

	December 31, 2018
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,051,635	$(765,221)	$286,414
Existing contracts and customer relationships	402,756	(195,752)	207,004
Content databases and other	57,235	(50,883)	6,352
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,519,926	(1,020,156)	499,770
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,533,926	$(1,020,156)	$513,770

Patent Acquisitions

During the three months ended March 31, 2019, the Company acquired a portfolio of patents for $4.3 million in cash. The Company accounted for the patent portfolio acquired as an asset acquisition and is amortizing the purchase price over a weighted average period of ten years.

Estimated Amortization of Finite-Lived Intangible Assets

As of March 31, 2019, estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2019	$83,917
2020	111,378
2021	68,609
2022	40,899
2023	23,740
Thereafter	147,172
Total	$475,715

(8) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Facility-related costs	$—	$102
Severance costs	1,813	2,192
Share-based payments	—	2,252
Restructuring and asset impairment charges	$1,813	$4,546

Components of accrued restructuring costs were as follows (in thousands):

	March 31, 2019	December 31, 2018
Facility-related costs	$—	$264
Severance costs	3,336	3,996
Accrued restructuring costs	$3,336	$4,260

The Company expects a substantial portion of the accrued restructuring costs to be paid by the end of 2019.

Profit Improvement Plan

In February 2018, the Company announced its intention to explore strategic alternatives. In connection with exploring strategic alternatives, the Company initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, the Company expects to move certain positions to lower cost locations, eliminate layers of management and rationalize facilities resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities related to the Profit Improvement Plan for the three months ended March 31, 2019 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Severance costs	$3,857	$1,813	$(2,471)	$—	$(2)	$3,197
Total	$3,857	$1,813	$(2,471)	$—	$(2)	$3,197

As a result of actions associated with the Profit Improvement Plan, Restructuring charges of $4.3 million, primarily for severance-related benefits, were recognized in the three months ended March 31, 2018.

The Company expects to incur material restructuring costs in connection with the Profit Improvement Plan through the middle of 2019.

TiVo Integration Restructuring Plan

Following completion of the TiVo Acquisition, TiVo Corporation began implementing integration plans that were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As a result of these integration plans, the Company eliminated duplicative positions resulting in severance costs and the termination of certain leases and other contracts. During the three months ended March 31, 2018, the Company recognized $0.1 million of Facility-related costs and $0.1 million of Severance costs under the TiVo Integration Restructuring Plan. The TiVo Integration Restructuring Plan was completed as of December 31, 2018. As of March 31, 2019, the Condensed Consolidated Balance Sheets includes no accrued restructuring costs for the TiVo Integration Restructuring Plan. As of December 31, 2018, the Condensed Consolidated Balance Sheets included $0.1 million of accrued restructuring costs for the TiVo Integration Restructuring Plan.

Legacy Rovi and TiVo Solutions Restructuring Plans

Prior to the TiVo Acquisition, Rovi and TiVo Solutions had each initiated restructuring plans. The Legacy Rovi Restructuring Plan and the Legacy TiVo Solutions Restructuring Plan were completed as of December 31, 2018. As of March 31, 2019 and December 31, 2018, accrued restructuring costs of $0.1 million and $0.3 million, respectively, are included in the Condensed Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plan.

(9) Debt and Interest Rate Swaps

A summary of debt issued by or assumed by the Company was as follows (dollars in thousands):

				March 31, 2019		December 31, 2018
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$330,481	$345,000	$326,640
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	621,912	619,348	668,500	665,449
Total Long-term debt				$966,960	949,877	$1,013,548	992,137
Less: Current portion of long-term debt					330,481		373,361
Long-term debt, less current portion					$619,396		$618,776

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of March 31, 2019, the 2020 Convertible Notes are convertible at a conversion rate of 38.8730 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $25.7248 per share of TiVo Corporation common stock.

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

Related to the 2020 Convertible Notes, the Condensed Consolidated Balance Sheets included the following (in thousands):

	March 31, 2019	December 31, 2018
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(12,844)	(16,253)
Less: Unamortized debt issuance costs	(1,675)	(2,107)
Carrying amount	$330,481	$326,640

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stated interest	$431	$431
Amortization of debt discount	3,409	3,254
Amortization of debt issuance costs	432	392
Total interest expense	$4,272	$4,077

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi purchased call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of March 31, 2019, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 13.4 million shares of TiVo Corporation's common stock at an exercise price of $25.7248 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi sold warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of March 31, 2019, 12.8 million warrants were outstanding with an exercise price of $35.7289 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of March 31, 2019, the 2021 Convertible Notes are convertible at a conversion rate of 24.2739 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $34.8399 per share of TiVo Corporation common stock.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. Annually, the Company may be required to make an additional principal payment on Refinancing Agreement No. 1, which is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. In February 2019, the Company made an Excess Cash Flow payment of $46.6 million, which eliminated the remaining quarterly principal payments. The outstanding principal balance of Term Loan Facility B is due in July 2021.

The Company accounted for the Excess Cash Flow payment in February 2019 as a partial debt extinguishment. During the three months ended March 31, 2019 the Company recognized a Loss on debt extinguishment of $0.2 million related to writing off the unamortized debt discount and issuance costs related to the Excess Cash Flow payment.

Expected Principal Payments

As of March 31, 2019, aggregate expected principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

2019 (a)	$345,000
2020	—
2021	621,960
Total	$966,960

(a)
While the 2020 Convertible Notes is scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into an interest rate swap or may terminate a previously executed interest rate swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as (Loss) gain on interest rate swaps in the Condensed Consolidated Statements of Operations. Amounts

are presented in the Condensed Consolidated Balance Sheets after considering the right of offset based on its master netting agreements. During the three months ended March 31, 2019 and 2018, the Company recorded a loss of $1.7 million and gains of $4.3 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	March 31, 2019	December 31, 2018	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
June 2013	January 2016	March 2019	$—	$250,000	2.23%	One-month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One-month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One-month USD-LIBOR

(10) Leases

Adoption of New Lease Accounting Standard

The Company adopted the provisions of the new lease accounting standard described in Note 1 using the modified retrospective transition approach on January 1, 2019. As such, the new lease accounting standard was applied to contracts in effect as of December 31, 2018. Results for periods beginning after December 31, 2018 are presented in accordance with the new lease accounting standard, while prior period amounts were not restated and continue to be reported in accordance with the Company's previous lease accounting policies. On adoption, the Company recognized a $66.7 million Right-of-use asset and an $81.9 million Lease liability.

Practical Expedients and Exemptions

On adoption, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new lease accounting standard, which among other things, allowed the Company to carryforward the historical lease classification. In addition, the Company elected to apply a practical expedient to combine the lease components and non-lease components into a single lease component. The Company also elected to apply a practical expedient to not measure or recognize right-of-use assets or lease liabilities for leases with a lease term of 12 months or less.

Lease Details

The Company has operating leases for corporate offices, data centers and certain equipment. As of March 31, 2019, leases have remaining terms of 1 year to 8 years. Certain leases include options to extend the lease term for up to 10 years and certain leases include options to terminate the leases up to 6 years after the effective date of the lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain real estate to third parties. The sublease portfolio consists of operating leases for previously exited office space. Certain subleases include variable payments for operating costs. The subleases are generally co-terminus with the head lease, or shorter. Subleases do not include any residual value guarantees or restrictions or covenants imposed by the leases.

The components of operating lease cost were as follows (in thousands):

Classification	Three Months Ended March 31, 2019
Fixed lease cost	$4,493
Variable lease cost	1,381
Short-term lease cost	193
Less: Sublease income	(2,235)
Total operating lease cost	$3,832

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Operating cash flows:
Cash paid for amounts included in the measurement of operating Lease liabilities	$4,895
Non-cash activity:
Right-of-use assets obtained in exchange for operating Lease liabilities, net	$1,902

Supplemental balance sheet information related to operating leases was as follows (in thousands, except weighted average lease term and discount rate):

March 31, 2019
Right-of-use assets	$65,419

Lease liabilities - current	$13,266
Lease liabilities - non current	66,927
Total Lease liabilities	$80,193

Weighted average remaining lease term	6 years
Weighted average discount rate	6.51%

Expected Lease Payments

As of March 31, 2019, aggregate expected lease payments were as follows (in thousands):

	Operating Lease Liabilities	Sublease Income	Net Operating Lease Payments
Remainder of 2019	$13,324	$(4,476)	$8,848
2020	17,727	(6,711)	11,016
2021	16,585	(6,243)	10,342
2022	13,126	(6,079)	7,047
2023	11,110	(6,081)	5,029
Thereafter	26,649	(13,470)	13,179
Total lease payments	98,521	(43,060)	55,461
Less: imputed interest	(18,328)	—	(18,328)
Total	$80,193	$(43,060)	$37,133

Leases Not Yet In Effect

In February 2019, the Company entered into an operating lease with a 10 year lease term that begins after March 31, 2019 for the lease of a corporate office, for which the Company expects to record a Right-of-use asset of approximately $4.5 million and a Lease liability of approximately $6.0 million at lease commencement. Simultaneous with the commencement of this lease, another of the Company’s leases is anticipated to be terminated and the Company expects to de-recognize a Right-of-use asset of approximately $0.8 million and a Lease liability of approximately $0.9 million.

(11) Contingencies

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

The term of the Company's indemnification obligations is generally perpetual. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, some license agreements, including those with the Company's largest multiple system operator and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements.

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

The Company believes it has recorded adequate provisions for any such lawsuits, claims and proceedings and, as of March 31, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Condensed Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

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

The number of shares used to calculate Basic and Diluted EPS were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average shares used in computing basic per share amounts	124,422	122,080
Dilutive effect of equity-based compensation awards	—	—
Weighted average shares used in computing diluted per share amounts	124,422	122,080

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted awards	5,085	4,430
Stock options	1,290	2,311
2020 Convertible Notes (a)	13,411	12,584
2021 Convertible Notes (a)	1	1
Warrants related to 2020 Convertible Notes (a)	12,821	12,325
Weighted average potential shares excluded from the calculation of Diluted EPS	32,608	31,651

(a)	See Note 9 for additional details.

For the three months ended March 31, 2019 and 2018, 0.3 million and 1.0 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $25.7248 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $9.32 per share on March 31, 2019, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

The 2020 Convertible Notes would be dilutive if the Company’s common stock closed at or above $25.7248 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 9 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 9 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $35.7289 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. During the three months ended March 31, 2019 and 2018, no shares were repurchased under the share repurchase program. As of March 31, 2019, the Company had $150.0 million of share repurchase authorization remaining.

The Company issues restricted stock and restricted stock units (collectively, "restricted awards") as part of the equity-based compensation plans described in Note 13. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended March 31, 2019 and 2018, the Company withheld 0.1 million and 0.2 million shares of common stock to satisfy $1.4 million and $2.9 million of required withholding taxes, respectively.

Dividends

For the three months ended March 31, 2019 and 2018, the Company declared and paid dividends of $0.18 and $0.18 per share, respectively, for aggregate cash payments of $22.5 million and $22.2 million, respectively.

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

(13) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards are generally subject to a four-year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of March 31, 2019, the Company had 30.0 million shares of common stock reserved and 10.9 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the TiVo Acquisition Date. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three-year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four-year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four-year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from the TiVo 2008 Plan generally have a contractual term of seven years. As of March 31, 2019, there were 3.9 million shares of common stock reserved for future issuance as outstanding awards vest under the TiVo 2008 Plan. The TiVo 2008 Plan expired in August 2018, and no further shares of common stock are available for future grant under the TiVo 2008 Plan.

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

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four-month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period. As of March 31, 2019, the Company had 3.9 million shares of common stock reserved and 3.9 million shares available for issuance under the ESPP.

Valuation Techniques and Assumptions

The Company's restricted awards are generally not eligible for dividend protection. The fair value of restricted awards subject to service conditions is estimated as the price of the Company's common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period. Where a restricted stock award requires a post-vesting restriction on sale, the grant date fair value is adjusted to reflect a liquidity discount based on the expected post-vesting holding period.

The Company uses the Black-Scholes-Merton option-pricing formula to estimate the fair value of ESPP shares. The Black-Scholes-Merton option-pricing formula uses complex and subjective inputs, such as the expected volatility of the Company's common stock over the expected term of the grant and projected employee exercise behavior. Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. The expected term is estimated by calculating the period the award is expected to be outstanding based on historical experience and the terms of the grant. The risk-free interest rate is estimated based on the yield of U.S. Treasury zero-coupon bonds with remaining terms similar to the expected term at the grant date. The Company assumes a constant dividend yield commensurate with the dividend yield on the grant date.

Weighted-average assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended March 31,
	2019	2018
ESPP shares:
Expected volatility	52.3%	42.5%
Expected term	1.3 years	1.3 years
Risk-free interest rate	2.5%	1.9%
Expected dividend yield	6.6%	5.2%

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

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended March 31,
	2019	2018
Weighted average grant date fair value
Restricted awards	$8.58	$12.80
ESPP shares	$3.42	$4.83

Equity-based compensation
Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$8,379	$12,024
Pre-tax equity-based compensation, included in restructuring expense	$—	$2,252

As of March 31, 2019, there was $56.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.5 years.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the three months ended March 31, 2019 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,350	$14.26
Granted	504	$8.58
Vested	(384)	$20.49
Forfeited	(336)	$15.52
Outstanding as of end of period	5,134	$13.16

As of March 31, 2019, 5.0 million restricted stock units were unvested, which includes 0.3 million performance-based restricted stock units. As of March 31, 2019, 0.1 million shares of restricted stock were unvested. The aggregate fair value of restricted awards vested during the three months ended March 31, 2019 and 2018 was $3.8 million and $9.5 million, respectively.

(14) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense.

Components of Income tax expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Foreign withholding tax	$4,845	$3,887
Federal income tax	1,272	(121)
State income tax	(207)	57
Foreign income tax	335	346
Change in unrecognized tax benefits	73	48
Income tax expense	$6,318	$4,217

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

Segment results were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Product
Platform Solutions	$71,037	$95,940
Software and Services	19,902	18,479
Other	364	2,433
Revenues, net	91,303	116,852
Adjusted Operating Expenses (1)	82,890	89,466
Adjusted EBITDA (2)	8,413	27,386
Intellectual Property Licensing
US Pay TV Providers	42,117	49,915
CE Manufacturers	8,618	8,968
New Media, International Pay TV Providers and Other	16,197	14,102
Revenues, net	66,932	72,985
Adjusted Operating Expenses (1)	21,807	25,357
Adjusted EBITDA (2)	45,125	47,628
Corporate
Adjusted Operating Expenses (1)	16,097	16,048
Adjusted EBITDA (2)	(16,097)	(16,048)
Consolidated
Total Revenues, net	158,235	189,837
Adjusted Operating Expenses (1)	120,794	130,871
Adjusted EBITDA (2)	37,441	58,966
Depreciation	5,364	5,141
Amortization of intangible assets	28,178	41,412
Restructuring and asset impairment charges	1,813	4,546
Equity-based compensation	8,379	12,024
Separation costs	1,132	—
Transition and integration costs	595	2,410
Earnout amortization	—	958
CEO transition cash costs	—	625
Remeasurement of contingent consideration	—	890
Operating loss	(8,020)	(9,040)
Interest expense	(12,161)	(11,634)
Interest income and other, net	1,775	1,566
(Loss) gain on interest rate swaps	(1,721)	4,311
Loss on debt extinguishment	(199)	—
Loss from continuing operations before income taxes	$(20,326)	$(14,797)

(1)
Adjusted Operating Expenses are defined as operating expenses excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Equity-based compensation, Separation costs, Transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs and Remeasurement of contingent consideration.

(2)
Adjusted EBITDA is defined as operating loss excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Equity-based compensation, Separation costs, Transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs and Remeasurement of contingent consideration.

(16) Subsequent Events

On May 9, 2019, the Company announced that its Board of Directors has unanimously approved a plan to separate its Product and IP Licensing businesses (the “Separation”). The Separation is expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that will hold the Product business (“ProductCo”). The Company currently intends that the Separation will be completed in a manner generally intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes.

The Separation, expected to be completed in the first half of 2020, is subject to customary closing conditions, including, among others, obtaining final approval from the TiVo Board of Directors, receipt of tax opinions and U.S. Securities and Exchange Commission declaring ProductCo's Registration Statement effective.

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

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and the Condensed Consolidated Financial Statements and related notes thereto contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

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

Total Revenues, net for the three months ended March 31, 2019 decreased by 17% compared to the prior year primarily as a result of $23.9 million of revenue recognized from an international multiple system operator ("MSO") customer exercising a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its then-current version of the TiVo software and purchasing additional engineering services in the same period. In addition, revenue decreased $8.9 million from TiVo Solutions "Time Warp" agreements that were entered into with AT&T Inc. ("AT&T"), DirecTV, EchoStar Corporation ("EchoStar") and Verizon Communications, Inc. ("Verizon") prior to the TiVo Acquisition Date as a result of contract expirations and a $1.6 million decrease in Hardware revenue due to the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware. These decreases were partially offset by a new Passport agreement executed with an international MSO customer during the three months ended March 31, 2019.

Our intellectual property license with Comcast Corporation ("Comcast") expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, expired on September 30, 2017. The expiration of our intellectual property license with Comcast, as well as litigation initiated against Comcast, has resulted in a reduction of revenue and an increase in litigation costs. While we anticipate Comcast will eventually execute a new intellectual property license, the length of time that Comcast is out of license prior to executing a new license is uncertain. The amount of revenue recognized in the reporting period in which a new license is executed is uncertain and depends on a variety of factors, including license terms such as duration, pricing, covered products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs have increased, whether the litigation initiated against Comcast will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license and the length of time we remain in litigation with Comcast.

For the three months ended March 31, 2019, our Loss from continuing operations, net of tax was $26.6 million, or $0.21 per diluted share, compared to $19.0 million, or $0.16 per diluted share, in the prior year. The larger loss in the three months ended March 31, 2019 was due to a $6.0 million decrease in income from our interest rate swaps, which was partially offset by a $1.0 million decrease in our Operating loss. The decrease in our Operating loss was the result of the $31.6 million decrease in revenue described above, which was more than offset by a $32.6 million decrease in operating costs. The decrease in operating costs was the result of a $13.2 million decrease in Amortization of intangible assets, a total decrease of $12.1 million in Research and development and Selling, general and administrative expenses, a $3.8 million decrease in Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets and a $2.7 million decrease in Restructuring and asset impairment charges. The decrease in Amortization of intangible assets is due to certain TiVo Solutions intangible assets reaching the end of their economic life. The decrease in Research and development and Selling, general and administrative expenses reflects benefits from lower compensation and consulting costs, a $2.0 million decrease in Transition and integration costs associated with the TiVo Acquisition and benefits from cost saving initiatives.

On May 9, 2019, the Company announced that its Board of Directors has unanimously approved a plan to separate its Product and IP Licensing businesses (the “Separation”). The Separation is expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that will hold the Product business (“ProductCo”). The Company currently intends that the Separation will be completed in a manner generally intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes. The Separation, expected to be completed in the first half of 2020, is subject to certain conditions, including, among others, obtaining final approval from TiVo's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the U.S. Securities and Exchange Commission declaring ProductCo's Registration Statement effective. We expect to incur material costs to execute the Separation, primarily Selling, general and administrative costs consisting of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other one-time transaction-related costs, including investment banking and consulting fees. Certain of these costs may be incurred after the Separation is completed.

Comparison of Three Months Ended March 31, 2019 and 2018

The condensed consolidated results of operations for the three months ended March 31, 2019 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change $	Change %
Revenues, net:
Licensing, services and software	$156,161	$186,158	$(29,997)	(16)%
Hardware	2,074	3,679	(1,605)	(44)%
Total Revenues, net	158,235	189,837	(31,602)	(17)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	39,433	43,215	(3,782)	(9)%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,093	5,051	(958)	(19)%
Research and development	41,381	48,430	(7,049)	(15)%
Selling, general and administrative	45,993	51,082	(5,089)	(10)%
Depreciation	5,364	5,141	223	4%
Amortization of intangible assets	28,178	41,412	(13,234)	(32)%
Restructuring and asset impairment charges	1,813	4,546	(2,733)	(60)%
Total costs and expenses	166,255	198,877	(32,622)	(16)%
Operating loss	(8,020)	(9,040)	1,020	(11)%
Interest expense	(12,161)	(11,634)	(527)	5%
Interest income and other, net	1,775	1,566	209	13%
(Loss) gain on interest rate swaps	(1,721)	4,311	(6,032)	(140)%
Loss on debt extinguishment	(199)	—	(199)	N/a
Loss from continuing operations before income taxes	(20,326)	(14,797)	(5,529)	37%
Income tax expense	6,318	4,217	2,101	50%
Loss from continuing operations, net of tax	(26,644)	(19,014)	(7,630)	40%
Income from discontinued operations, net of tax	—	1,297	(1,297)	(100)%
Net loss	$(26,644)	$(17,717)	$(8,927)	50%

Total Revenues, net

For the three months ended March 31, 2019, Total Revenues, net decreased 17% compared to the prior year as Product revenues decreased $25.5 million and Intellectual Property Licensing revenues decreased $6.1 million. Product generated 58% and 62% of Total Revenues, net for the three months ended March 31, 2019 and 2018, respectively.

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

For the three months ended March 31, 2019, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased 9% as a result of a $3.5 million decrease in patent litigation costs, which was primarily related to the timing of costs incurred in the ongoing Comcast litigation. We expect to continue to incur material expenses related to the Comcast litigation in the future.

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

For the three months ended March 31, 2019, Cost of hardware revenues, excluding depreciation and amortization of intangible assets decreased primarily due to the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the three months ended March 31, 2019, Research and development expenses decreased 15% compared to the prior year primarily due to a $3.6 million decrease in compensation costs, a $3.2 million decrease in consulting costs and a $0.3 million decrease in Transition and integration costs associated with the TiVo Acquisition. The decrease in compensation and consulting costs was primarily the result of certain contractors being converted to employees in India in connection with the ongoing Profit Improvement restructuring action.

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

Selling, general and administrative expenses decreased 10% during the three months ended March 31, 2019 primarily due to a $3.7 million decrease in compensation costs, a $1.7 million decrease in Transition and integration costs associated with the TiVo Acquisition and $0.9 million of costs recognized in the three months ended March 31, 2018 from remeasuring the fair value of the Cubiware contingent consideration. These decreases were partially offset by $1.1 million of Separation costs incurred during the three months ended March 31, 2019 to prepare for the potential separation of the Company.

Amortization of intangible assets

The decrease in Amortization of intangible assets during the three months ended March 31, 2019 was primarily due to certain intangible assets acquired as part of the TiVo Acquisition reaching the end of their economic life.

Restructuring and asset impairment charges

In February 2018, we announced our intention to explore strategic alternatives. In connection with exploring strategic alternatives, we initiated certain cost saving actions (the "Profit Improvement Plan"), including moving certain positions to lower cost locations, eliminating layers of management and rationalizing facilities, which have resulted, or are expected to result, in severance costs and the termination of certain leases and other contracts. In connection with the Profit Improvement Plan, we expect to generate in excess of $40 million in annualized cost savings and to incur material restructuring costs through the middle of 2019. As a result of actions associated with the Profit Improvement Plan, Restructuring charges of $1.8 million and $4.3 million, primarily for severance-related benefits, were recognized in the three months ended March 31, 2019 and 2018, respectively.

Following completion of the TiVo Acquisition, integration plans were implemented which were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As part of the TiVo Integration Restructuring Plan, we eliminated duplicative positions resulting in severance costs and terminated certain leases and other contracts, generating over $110 million in annualized cost synergies. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $0.2 million were recognized in the three months ended March 31, 2018.

Interest expense

Interest expense increased by $0.5 million during the three months ended March 31, 2019 primarily due to an increase in interest rates associated with Term Loan Facility B, which bears interest, at our election, at a rate equal to either London Interbank Offered Rate ("LIBOR"), plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum. The effect of higher interest rates was partially offset by a $46.6 million principal payment on Term Loan Facility B in February 2019.

Interest income and other, net

Interest income and other, net increased $0.2 million during the three months ended March 31, 2019 primarily due to a $0.9 million increase in interest income due to an increase in interest rates and a $0.3 million increase in income from an equity method investment. The increases were partially offset by $0.9 million of adverse movements in foreign currency exchange rates.

(Loss) gain on interest rate swaps

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

Loss on debt extinguishment

Annually, the Company may be required to make an additional principal payment on Term Loan Facility B, which is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. In February 2019, the Company made an Excess Cash Flow payment of $46.6 million on Term Loan Facility B. The Company accounted for the Excess Cash Flow payment as a partial debt extinguishment and recognized a Loss on debt extinguishment of $0.2 million in the three months ended March 31, 2019.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended March 31, 2019 of $6.3 million, which primarily consists of $4.8 million of Foreign withholding tax, $1.3 million of Federal income tax and $0.3 million of Foreign income tax, which was partially offset by a $0.2 million State income tax benefits.

We recorded an Income tax expense for the three months ended March 31, 2018 of $4.2 million, which primarily consists of $3.9 million of Foreign withholding tax and $0.3 million of Foreign income tax.

The year-over-year increase in Foreign withholding tax was due to a larger portion of license fees received in three months ended March 31, 2019 coming from licensees in countries subject to foreign withholding taxes.

Income from discontinued operations, net of tax

In the three months ended March 31, 2018, we recognized Income from discontinued operations, net of tax, of $1.3 million as a result of the expiration of an indemnification associated with a previous business disposal.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 15 of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Product

The Product segment's results of operations for the three months ended March 31, 2019 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change $	Change %
Platform Solutions	$71,037	$95,940	$(24,903)	(26)%
Software and Services	19,902	18,479	1,423	8%
Other	364	2,433	(2,069)	(85)%
Product Revenues	91,303	116,852	(25,549)	(22)%
Adjusted Operating Expenses	82,890	89,466	(6,576)	(7)%
Adjusted EBITDA	$8,413	$27,386	$(18,973)	(69)%
Adjusted EBITDA Margin	9.2%	23.4%

For the three months ended March 31, 2019, the $24.9 million decrease in Platform Solutions revenue was primarily attributable to $23.9 million of revenue recognized from an international MSO customer exercising a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its then-current version of the TiVo software and purchasing additional engineering services in the same period. Platform Solutions revenue also declined due to a decrease in hardware revenue as a result of the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware, resulting in a decrease in the number of TiVo set-top boxes sold to MSO partners and retail consumers. Revenue from a new perpetual Passport license agreement with an international MSO customer in the three months ended March 31, 2019 partially offset these revenue declines. Platform Solutions revenue includes total hardware revenue of $2.1 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively. Hardware revenue is expected to continue to decline through the first half of 2019 due to the planned transition to deploying the TiVo service on third-party hardware.

For the three months ended March 31, 2019, the $1.4 million increase in Software and Services revenue was the result of a $1.1 million increase in Personalized Content Discovery revenue due to international expansion with existing customers and a $0.5 million increase in metadata revenue.

For the three months ended March 31, 2019 and 2018, Other revenue primarily consists of ACP revenue, which is expected to decline in the future.

A 7% decrease in Product Adjusted Operating Expenses for the three months ended March 31, 2019 was primarily due to reduced spending on Research and Development due to cost savings initiatives, including a decrease in compensation and consulting costs as certain contractors were converted to employees in India in connection with the ongoing Profit Improvement restructuring action. Product Adjusted Operating Expenses for the three months ended March 31, 2019 also benefited from a $1.0 million decrease in Cost of hardware revenues as a result of the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware.

The decrease in Adjusted EBITDA Margin for the three months ended March 31, 2019 reflects a benefit in the prior year from the fully paid software license discussed above, which was partially offset by benefits from cost savings initiatives and a shift in business mix toward higher margin products due to the planned transition of our MSO partners and retail customers to deploying the TiVo service on third-party hardware.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the three months ended March 31, 2019 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change $	Change %
US Pay TV Providers	$42,117	$49,915	$(7,798)	(16)%
CE Manufacturers	8,618	8,968	(350)	(4)%
New Media, International Pay TV Providers and Other	16,197	14,102	2,095	15%
Intellectual Property Licensing Revenues	66,932	72,985	(6,053)	(8)%
Adjusted Operating Expenses	21,807	25,357	(3,550)	(14)%
Adjusted EBITDA	$45,125	$47,628	$(2,503)	(5)%
Adjusted EBITDA Margin	67.4%	65.3%

For the three months ended March 31, 2019, the decrease in revenue from US Pay TV Providers was primarily due to a decrease of $8.9 million in revenue from TiVo Solutions Time Warp agreements entered into with AT&T, DirecTV, EchoStar and Verizon prior to the TiVo Acquisition Date due to the expiration of these contracts by the end of July 2018. Revenue from catch-up payments from US Pay TV Providers intended to make us whole for the pre-license period of use decreased by $0.1 million for the three months ended March 31, 2019. These revenue declines were partially offset by increases in revenue from our existing customers.

For the three months ended March 31, 2019, the decrease in revenue from CE Manufacturers was primarily due to a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models. Such declines could continue unless we are able to successfully license new entrants to this market. This decrease was partially offset by a $0.1 million revenue increase from catch-up payments from CE Manufacturers intended to make us whole for the pre-license period of use for the three months ended March 31, 2019.

For the three months ended March 31, 2019, the increase in New Media, International Pay TV Providers and Other reflects growth in revenue from New Media and International Pay TV customers primarily due to a significant licensee being out of contract in 2018 and a $0.1 million increase in revenue from catch-up payments intended to make us whole for the pre-license period of use for the three months ended March 31, 2019.

The 14% decrease in Intellectual Property Licensing Adjusted Operating Expenses during the three months ended March 31, 2019 reflects a $3.5 million decrease in patent litigation costs, which primarily relates to the timing of costs incurred in the ongoing Comcast litigation.

The increase in Adjusted EBITDA Margin for the three months ended March 31, 2019 is primarily the result of a decrease in patent litigation costs, which was partially offset by a decrease in Intellectual Property Licensing revenue.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three months ended March 31, 2019 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change $	Change %
Adjusted Operating Expenses	$16,097	$16,048	$49	—%

For the three months ended March 31, 2019, the increase in Corporate Adjusted Operating Expenses primarily reflects higher legal costs, partially offset by benefits from cost savings initiatives.

Liquidity and Capital Resources

We finance our business primarily from operating cash flow. We believe our cash position remains strong and our cash, cash equivalents and marketable securities and anticipated operating cash flow, supplemented with access to capital markets as necessary, are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments, in addition to investments in future growth opportunities and payments for dividends and share repurchases for at least the next twelve months. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions. Based on current market and business conditions, if we were to refinance our existing debt, we anticipate our cost of borrowing would increase.

As of March 31, 2019, we had $113.2 million in Cash and cash equivalents, $158.7 million in Short-term marketable securities and $55.1 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $82.9 million held by our foreign subsidiaries as of March 31, 2019. Due to our net operating loss carryforwards and the effects of the Tax Act of 2017, we could repatriate amounts to the U.S. with minimal income tax effects.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2019 compared to the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change $	Change %
Net cash provided by operating activities	$4,325	$35,728	$(31,403)	(88)%
Net cash provided by (used in) investing activities	10,599	(5,829)	16,428	(282)%
Net cash used in financing activities	(63,577)	(19,231)	(44,346)	231%
Effect of exchange rate changes on cash and cash equivalents	(120)	661	(781)	(118)%
Net (decrease) increase in cash and cash equivalents	$(48,773)	$11,329	$(60,102)	(531)%

For the three months ended March 31, 2019, operating cash flow decreased $31.4 million. The decrease was primarily due to the timing of collections on Accounts receivable, net and a larger Net loss, partially offset by certain cash collections in advance of revenue being recognized. We expect to make material cash payments for restructuring actions in connection with the Profit Improvement Plan through the middle of 2019. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part II, Item 1A. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

For the three months ended March 31, 2019, investing cash flow increased $16.4 million. Net proceeds from marketable security investment transactions increased by $17.1 million compared to the prior year. The decrease in capital expenditures for the three months ended March 31, 2019 was primarily associated with infrastructure projects designed to integrate TiVo Solutions in 2018. We expect 2019 full year capital expenditures of approximately $35 million for infrastructure projects designed to support anticipated growth in our business, to strengthen our operations infrastructure and to complete the facility rationalization portion of our Profit Improvement Plan. Partially offsetting these cash flow benefits was the acquisition of a patent portfolio for $4.3 million during the three months ended March 31, 2019.

Financing cash flow for the three months ended March 31, 2019 reflects a $46.6 million principal payment on Term Loan Facility B compared to a $1.8 million principal payment in the prior year. Net cash used in financing activities for the three months ended March 31, 2019 and 2018 reflects dividends of $0.18 per share, resulting in aggregate cash payments of $22.5 million and $22.2 million, respectively. In addition, Net cash used in financing activities reflects a decrease of $1.5 million in tax withholding payments from the net share settlement of restricted awards, partially offset by a decrease in cash receipts of $0.6 million from sales of stock through our employee stock purchase plan.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million, which remains available as of March 31, 2019. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

Capital Resources

The outstanding principal and carrying amount of debt we issued or assumed was as follows (in thousands):

	March 31, 2019		December 31, 2018
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$330,481	$345,000	$326,640
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	621,912	619,348	668,500	665,449
Total	$966,960	$949,877	$1,013,548	$992,137

While $345.0 million of 2020 Convertible Notes is scheduled to mature on March 1, 2020, the 2020 Convertible Notes can be freely converted by holders beginning December 1, 2019. The 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

For more information on our borrowings, see Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein. Our ability to make payments on and to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions. If our cash flows and capital resources are insufficient to service our debt obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. For additional information about liquidity risk, see the Risk Factors described in Part II, Item 1A. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that mature on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture").

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of March 31, 2019, the 2020 Convertible Notes are convertible at a conversion rate of 38.8730 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $25.7248 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of March 31, 2019, the 2021 Convertible Notes are convertible at a conversion rate of 24.2739 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $34.8399 per share of TiVo Corporation common stock.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. Annually, we may be required to make an additional principal payment on Refinancing Agreement No. 1, which is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. In February 2019, the Company made an Excess Cash Flow payment of $46.6 million, which eliminated the remaining quarterly principal payments. The outstanding principal balance of Term Loan Facility B is due in July 2021.

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

Contractual Obligations

For information about our contractual obligations, see "Contractual Obligations" in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. Our contractual obligations have not changed materially since December 31, 2018.

Off-Balance Sheet Arrangements

For information about our off-balance sheet arrangements, see "Off-Balance Sheet Arrangements" in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. Since December 31, 2018, we have not engaged in any material off-balance sheet arrangements, including the use of structured finance vehicles, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a summary of applicable recent accounting pronouncements, see Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could affect our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated reference herein. Our exposure to market risk has not changed materially since December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Other than certain controls implemented in connection with the adoption of the new lease accounting standard, we believe there have been no changes to our internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is contained in Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein, other than as described below.

Our plan to separate into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense and management attention, any of which could negatively impact our businesses, financial condition, results of operations and prospects.

On May 9, 2019, we announced that our Board of Directors has unanimously approved a plan to separate our Product and IP Licensing businesses (the “Separation”). The Separation is expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that will hold the Product business (“ProductCo”). We currently intend that the Separation will be completed in a manner generally intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes (the “Distribution”).

The Separation will be subject to customary closing conditions, including, among others, obtaining final approval from the TiVo Board of Directors, receipt of tax opinions, and the effectiveness of an applicable registration statement with the Securities and Exchange Commission.

Unanticipated developments, including difficulty in separating the assets and resources of our Product business from the rest of our assets and resources, changes to the competitive environment for the respective Product and IP Licensing businesses, possible delays in obtaining or failure to obtain tax opinions, an IRS ruling on the tax-free nature of the Distribution, regulatory or other approvals or clearances to approve or facilitate the Separation, including the Distribution, uncertainty in financial markets and other challenges in executing the Separation as planned, including addressing any impact of the Separation and the Distribution on our existing credit facilities and convertible notes, could delay or prevent the Distribution, or cause the Separation, including the Distribution, to occur on terms or conditions that are different or less favorable than expected.

We expect that the process of completing the Separation, including the Distribution, will be time-consuming and involve significant costs and expenses, which may be significantly higher than those currently anticipated and may not yield a discernible benefit if the Separation, including the Distribution, is not completed. Furthermore, the time and energy required of our senior management and other employees to plan and execute the Separation may lead to increased costs, negative effects on relationships with business partners, suppliers, and customers, and disruptions in operations, and may ultimately harm our businesses, financial condition and results of operations. We may also experience difficulty attracting, retaining and motivating employees during the pendency of the Separation, including the Distribution, which could also harm our businesses, financial condition, and results of operations.

If the Separation, including the Distribution, is completed, there is a further risk that the sum of the value of the two independent, publicly traded companies will be less than the value of the Company before the Separation. There is also a risk that we may not be able to achieve the full strategic, operational and financial benefits to us and our Product business that are anticipated to result from the Separation, including the Distribution, or that such benefits may be delayed or not occur at all.

This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

The following table provides information about the Company's purchases of its common stock during the three months ended March 31, 2019 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2019	—	$—	—	$150,000
February 2019	—	$—	—	$150,000
March 2019	—	$—	—	$150,000
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted awards on vesting. During the three months ended March 31, 2019, we withheld 0.1 million shares of common stock to satisfy $1.4 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.01	2019 Senior Executive Company Incentive Plan**		3/15/2019	10.1
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ Raghavendra Rau
May 9, 2019		Raghavendra Rau
Interim President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
May 9, 2019		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
May 9, 2019		Wesley Gutierrez
Chief Accounting Officer and Treasurer