Form 10-Q
period 2019-06-30
TiVo Corp
filed 2019-07-31
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-37870
TiVo Corporation
(Exact name of registrant as specified in its charter)

Delaware					61-1793262
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
2160 Gold Street	,	San Jose	,	California	95002
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(in thousands)	Outstanding as of
Class	July 26, 2019
Common Stock	125,779

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$147,334	$161,955
Short-term marketable securities	114,183	158,956
Accounts receivable, net	177,813	152,866
Inventory	3,777	7,449
Prepaid expenses and other current assets	33,772	30,806
Total current assets	476,879	512,032
Long-term marketable securities	25,766	73,207
Property and equipment, net	50,971	53,586
Intangible assets, net	464,367	513,770
Goodwill	1,544,439	1,544,343
Right-of-use assets	62,645	—
Other long-term assets	61,440	63,365
Total assets	$2,686,507	$2,760,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$110,716	$104,981
Unearned revenue	51,269	46,072
Current portion of long-term debt	285,914	373,361
Total current liabilities	447,899	524,414
Unearned revenue, less current portion	51,896	54,495
Long-term debt, less current portion	619,670	618,776
Deferred tax liabilities, net	43,959	45,030
Long-term lease liabilities	63,898	—
Other long-term liabilities	13,318	24,647
Total liabilities	1,240,640	1,267,362
Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 127,313 shares issued and 125,156 shares outstanding as of June 30, 2019; and 125,781 shares issued and 123,975 shares outstanding as of December 31, 2018	127	126
Treasury stock, 2,157 shares and 1,806 shares as of June 30, 2019 and December 31, 2018, respectively, at cost	(35,219)	(32,124)
Additional paid-in capital	3,230,303	3,239,395
Accumulated other comprehensive loss	(2,573)	(3,869)
Accumulated deficit	(1,746,771)	(1,710,587)
Total stockholders’ equity	1,445,867	1,492,941
Total liabilities and stockholders’ equity	$2,686,507	$2,760,303

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net:
Licensing, services and software	$174,496	$169,554	$330,657	$355,712
Hardware	1,676	3,306	3,750	6,985
Total Revenues, net	176,172	172,860	334,407	362,697
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	35,786	42,583	75,219	85,798
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	5,768	4,989	9,861	10,040
Research and development	38,202	43,411	79,583	91,841
Selling, general and administrative	47,600	42,957	93,593	94,039
Depreciation	5,327	5,773	10,691	10,914
Amortization of intangible assets	28,184	40,809	56,362	82,221
Restructuring and asset impairment charges	2,676	1,101	4,489	5,647
Total costs and expenses	163,543	181,623	329,798	380,500
Operating income (loss)	12,629	(8,763)	4,609	(17,803)
Interest expense	(12,475)	(12,171)	(24,636)	(23,805)
Interest income and other, net	1,515	544	3,290	2,110
(Loss) gain on interest rate swaps	(3,364)	1,841	(5,085)	6,152
Loss on debt extinguishment	(101)	—	(300)	—
Loss from continuing operations before income taxes	(1,796)	(18,549)	(22,122)	(33,346)
Income tax expense	7,744	4,319	14,062	8,536
Loss from continuing operations, net of tax	(9,540)	(22,868)	(36,184)	(41,882)
Income from discontinued operations, net of tax	—	2,298	—	3,595
Net loss	$(9,540)	$(20,570)	$(36,184)	$(38,287)

Basic loss per share:
Continuing operations	$(0.08)	$(0.19)	$(0.29)	$(0.34)
Discontinued operations	—	0.02	—	0.03
Basic loss per share	$(0.08)	$(0.17)	$(0.29)	$(0.31)
Weighted average shares used in computing basic per share amounts	124,960	122,713	124,692	122,399

Diluted loss per share:
Continuing operations	$(0.08)	$(0.19)	$(0.29)	$(0.34)
Discontinued operations	—	0.02	—	0.03
Diluted loss per share	$(0.08)	$(0.17)	$(0.29)	$(0.31)
Weighted average shares used in computing diluted per share amounts	124,960	122,713	124,692	122,399

Dividends declared per share	$0.08	$0.18	$0.26	$0.36

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(9,540)	$(20,570)	$(36,184)	$(38,287)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	691	(2,712)	404	(1,603)
Unrealized gains (losses) on marketable securities
Change in unrealized gains (losses) on marketable securities	391	225	892	(108)
Less: Reclassification adjustment on sale	—	—	—	216
Other comprehensive income (loss), net of tax	1,082	(2,487)	1,296	(1,495)
Comprehensive loss	$(8,458)	$(23,057)	$(34,888)	$(39,782)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2018	124,389	$124	(1,465)	$(27,634)	$3,272,119	$(1,746)	$(1,378,956)	$1,863,907
Net loss							(20,570)	(20,570)
Other comprehensive loss, net of tax						(2,487)		(2,487)
Issuance of restricted stock, net	139	1			—			1
Equity-based compensation					7,092			7,092
Dividends					(22,118)			(22,118)
Withholding taxes related to net share settlement of restricted awards			(92)	(1,291)				(1,291)
Balance as of June 30, 2018	124,528	$125	(1,557)	$(28,925)	$3,257,093	$(4,233)	$(1,399,526)	$1,824,534

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	126,841	$127	(1,946)	$(33,521)	$3,232,310	$(3,655)	$(1,737,231)	$1,458,030
Net loss							(9,540)	(9,540)
Other comprehensive income, net of tax						1,082		1,082
Issuance of restricted stock, net	472	—			—			—
Equity-based compensation					8,987			8,987
Dividends					(9,998)			(9,998)
Equity component related to repurchase of 2020 Convertible Notes					(996)			(996)
Withholding taxes related to net share settlement of restricted awards			(211)	(1,698)				(1,698)
Balance as of June 30, 2019	127,313	$127	(2,157)	$(35,219)	$3,230,303	$(2,573)	$(1,746,771)	$1,445,867

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	123,385	$123	(1,269)	$(24,740)	$3,273,022	$(2,738)	$(1,392,651)	$1,853,016
Cumulative effect adjustment							31,412	31,412
Net loss							(38,287)	(38,287)
Other comprehensive loss, net of tax						(1,495)		(1,495)
Issuance of common stock under employee stock purchase plan	639	1			7,574			7,575
Issuance of restricted stock, net	504	1			—			1
Equity-based compensation					20,726			20,726
Dividends					(44,229)			(44,229)
Withholding taxes related to net share settlement of restricted awards			(288)	(4,185)				(4,185)
Balance as of June 30, 2018	124,528	$125	(1,557)	$(28,925)	$3,257,093	$(4,233)	$(1,399,526)	$1,824,534

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	125,781	$126	(1,806)	$(32,124)	$3,239,395	$(3,869)	$(1,710,587)	$1,492,941
Net loss							(36,184)	(36,184)
Other comprehensive income, net of tax						1,296		1,296
Issuance of common stock under employee stock purchase plan	735	1			6,951			6,952
Issuance of restricted stock, net	797	—			—			—
Equity-based compensation					17,420			17,420
Dividends					(32,467)			(32,467)
Equity component related to repurchase of 2020 Convertible Notes					(996)			(996)
Withholding taxes related to net share settlement of restricted awards			(351)	(3,095)				(3,095)
Balance as of June 30, 2019	127,313	$127	(2,157)	$(35,219)	$3,230,303	$(2,573)	$(1,746,771)	$1,445,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(36,184)	$(38,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(3,595)
Depreciation	10,691	10,914
Amortization of intangible assets	56,362	82,221
Amortization of convertible note discount and note issuance costs	8,000	7,674
Restructuring and asset impairment charges	4,489	5,647
Equity-based compensation	17,311	18,755
Change in fair value of interest rate swaps	4,709	(8,505)
Loss on debt extinguishment	300	—
Deferred income taxes	(1,307)	(298)
Other operating, net	3,943	2,248
Changes in operating assets and liabilities:
Accounts receivable	(25,615)	14,335
Inventory	1,280	1,347
Prepaid expenses and other current assets and other long-term assets	(3,794)	2,942
Right-of-use assets, net of lease liabilities	9,004	—
Accounts payable and accrued expenses and other long-term liabilities	(17,882)	(28,976)
Taxes payable	(2,055)	(1,178)
Unearned revenue	2,598	(3,452)
Net cash provided by operating activities	31,850	61,792
Investing activities:
Payments for purchase of short- and long-term marketable securities	(51,615)	(89,012)
Proceeds from sales or maturities of short- and long-term marketable securities	145,298	89,583
Payments for purchase of property and equipment	(8,863)	(14,165)
Payments for acquisition of patents	(6,850)	—
Other investing, net	3	15
Net cash provided by (used in) investing activities	77,973	(13,579)
Financing activities:
Principal payments on long-term debt	(95,963)	(3,500)
Payments for dividends	(32,545)	(44,348)
Payments for withholding taxes related to net settlement of restricted awards	(3,095)	(4,185)
Proceeds from employee stock purchase plan	6,952	7,575
Net cash used in financing activities	(124,651)	(44,458)
Effect of exchange rate changes on cash and cash equivalents	207	(530)
Net (decrease) increase in cash and cash equivalents	(14,621)	3,225
Cash and cash equivalents at beginning of period	161,955	128,965
Cash and cash equivalents at end of period	$147,334	$132,190

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

On May 9, 2019, the Company announced that its Board of Directors unanimously approved a plan to separate the Product and Intellectual Property Licensing businesses (the “Separation”) into separately traded public companies. The Separation is expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that will hold the Product business (“ProductCo”). The Company intends that the Separation will be completed in a manner generally intended to qualify as tax-free to TiVo Corporation’s stockholders for U.S. federal income tax purposes. The Separation, expected to be completed in the first half of 2020, is subject to certain conditions, including, among others, obtaining final approval from TiVo Corporation's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the U.S. Securities and Exchange Commission declaring ProductCo's Registration Statement effective.

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

(2) Discontinued Operations

In the three and six months ended June 30, 2018, the Company recognized Income from discontinued operations, net of tax, of $2.3 million and $3.6 million, respectively, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals.

(3) Financial Statement Details

Inventory

Components of Inventory were as follows (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$641	$864
Finished goods	3,136	6,585
Inventory	$3,777	$7,449

Property and equipment, net

Components of Property and equipment, net were as follows (in thousands):

	June 30, 2019	December 31, 2018
Computer software and equipment	$152,863	$148,935
Leasehold improvements	50,377	47,431
Furniture and fixtures	9,736	9,494
Property and equipment, gross	212,976	205,860
Less: Accumulated depreciation and amortization	(162,005)	(152,274)
Property and equipment, net	$50,971	$53,586

Accounts payable and accrued expenses

Components of Accounts payable and accrued expenses were as follows (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable	$15,155	$2,180
Accrued compensation and benefits	33,539	46,466
Other accrued liabilities	62,022	56,335
Accounts payable and accrued expenses	$110,716	$104,981

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

Customers representing 10% or more of Total Revenues, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shaw Communications	15%	(a)	(a)	(a)
AT&T Inc. ("AT&T")	10%	10%	11%	10%
Virgin Media	(a)	(a)	(a)	10%

(a) Customer below 10% of Total Revenues, net for the period.

Substantially all revenue from Shaw Communications and AT&T is reported in the Intellectual Property Licensing segment. Substantially all revenue from Virgin Media is reported in the Product segment.

By segment, the pattern of revenue recognition was as follows (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Product	Intellectual Property Licensing	Total Revenues, net	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$17,353	$30,303	$47,656	$20,675	$27,330	$48,005
Goods and services transferred over time	67,854	36,179	104,033	72,112	42,594	114,706
Out-of-license settlements	—	24,483	24,483	—	10,149	10,149
Total Revenues, net	$85,207	$90,965	$176,172	$92,787	$80,073	$172,860

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Product	Intellectual Property Licensing	Total Revenues, net	Product	Intellectual Property Licensing	Product
Goods and services transferred at a point in time	$38,347	$58,431	$96,778	$57,476	$55,449	$112,925
Goods and services transferred over time	138,163	72,879	211,042	152,163	85,444	237,607
Out-of-license settlements	—	26,587	26,587	—	12,165	12,165
Total Revenues, net	$176,510	$157,897	$334,407	$209,639	$153,058	$362,697

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$106,836	$117,176	$214,674	$236,111
Canada	32,488	11,283	42,547	20,376
United Kingdom	7,390	13,718	13,586	47,230
Rest of the world	29,458	30,683	63,600	58,980
Total Revenues, net	$176,172	$172,860	$334,407	$362,697

Revenue by geographic area is predominately based on the end user's location. Other than the U.S. and Canada, no country accounted for more than 10% of Total Revenues, net for the three and six months ended June 30, 2019. Other than the U.S., no country accounted for more than 10% of Total Revenues, net for the three months ended June 30, 2018. Other than the U.S. and United Kingdom, no country accounted for more than 10% of Total Revenues, net for the six months ended June 30, 2018.

Accounts receivable, net

Components of Accounts receivable, net were as follows (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, gross	$180,733	$155,708
Less: Allowance for doubtful accounts	(2,920)	(2,842)
Accounts receivable, net	$177,813	$152,866

As of June 30, 2019 and December 31, 2018, AT&T represented 25% and 18% of Accounts receivable, net, respectively. Other than AT&T, no customer accounted for more than 10% of Accounts receivable, net as of June 30, 2019 and December 31, 2018.

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

	June 30, 2019	December 31, 2018
Accounts receivable, net	$55,396	$35,115
Prepaid expenses and other current assets	2,166	1,654
Other long-term assets	10,645	8,532
Total contract assets, net	$68,207	$45,301

No impairment losses were recognized with respect to contract assets for the three and six months ended June 30, 2019 and 2018.

Contract liabilities are mainly comprised of unearned revenue related to consumer lifetime subscriptions for the TiVo service, multi-period licensing or cloud-based services and other offerings for which the Company is paid in advance of when control of the promised good or service is transferred to the customer. Unearned revenue also includes amounts related to professional services to be performed in the future. For the three and six months ended June 30, 2019, the Company recognized $10.4 million and $24.4 million, respectively, of revenue that had been included in Unearned revenue as of December 31, 2018.

As of June 30, 2019, approximately $714.5 million of revenue is expected to be recognized from unsatisfied performance obligations that are primarily related to fixed-fee intellectual property and software-as-a-service agreements, which is expected to be recognized as follows: 16% in the remainder of 2019, 24% in 2020, 17% in 2021, 12% in 2022, 11% in 2023 and 20% thereafter.

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$40,398	$—	$—	$40,398
Cash equivalents - Money market funds	102,453	—	—	102,453
Cash equivalents - Corporate debt securities	4,483	—	—	4,483
Cash and cash equivalents	$147,334	$—	$—	$147,334

Corporate debt securities	$51,882	$77	$(11)	$51,948
U.S. Treasuries / Agencies	87,744	287	(30)	88,001
Marketable securities	$139,626	$364	$(41)	$139,949
Cash, cash equivalents and marketable securities				$287,283

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$40,125	$—	$—	$40,125
Cash equivalents - Money market funds	121,830	—	—	121,830
Cash and cash equivalents	$161,955	$—	$—	$161,955

Corporate debt securities	$114,159	$1	$(400)	$113,760
U.S. Treasuries / Agencies	118,497	70	(164)	118,403
Marketable securities	$232,656	$71	$(564)	$232,163
Cash, cash equivalents and marketable securities				$394,118

As of June 30, 2019, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$114,047	$114,183
Due in 1-2 years	25,579	25,766
Total	$139,626	$139,949

As of June 30, 2019 and December 31, 2018, Other long-term assets include equity securities accounted for under the equity method with a carrying amount of $3.1 million and $2.2 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $1.5 million and $1.5 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three and six months ended June 30, 2019 and 2018.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the three and six months ended June 30, 2019 and 2018, there were no transfers between levels of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	June 30, 2019			December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash and cash equivalents
Money market funds	$102,453	$102,453	$—	$121,830	$121,830	$—
Corporate debt securities	4,483	4,483	—
Short-term marketable securities
Corporate debt securities	51,948	—	51,948	90,753	—	90,753
U.S. Treasuries / Agencies	62,236	—	62,236	68,203	—	68,203
Prepaid expenses and other current assets
Interest rate swaps	—	—	—	173	—	173
Long-term marketable securities
Corporate debt securities	—	—	—	23,007	—	23,007
U.S. Treasuries / Agencies	25,765	—	25,765	50,200	—	50,200
Total Assets	$246,885	$106,936	$139,949	$354,166	$121,830	$232,336
Liabilities
Other long-term liabilities
Interest rate swaps	$(7,538)	$—	$(7,538)	$(3,012)	$—	$(3,012)
Total Liabilities	$(7,538)	$—	$(7,538)	$(3,012)	$—	$(3,012)

Rollforward of Level 3 Fair Value Measurements

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$(3,204)	$10,584	$(2,234)
Sales	—	(10,715)	—
Loss included in earnings	(395)	(85)	(1,365)
Unrealized loss reclassified on sale	—	216	—
Balance at end of period	$(3,599)	$—	$(3,599)

For the three and six months ended June 30, 2018, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $0.3 million and $1.2 million loss and in Interest expense related to accretion of the liability to future value of $0.1 million and $0.2 million. During the year ended December 31, 2018, the Cubiware contingent consideration was reclassified to a contingent liability that is not measured at fair value.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
2020 Convertible Notes	$285,914	$286,888	$326,640	$316,538
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	619,622	607,919	665,449	633,404
Total Long-term debt	$905,584	$894,855	$992,137	$949,990

(a)	If reported at fair value in the Condensed Consolidated Balance Sheets, debt issued or assumed by the Company would be classified in Level 2 of the fair value hierarchy.

(7) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Product	Intellectual Property Licensing	Total
December 31, 2018	$253,011	$1,291,332	$1,544,343
Foreign currency translation	96	—	96
June 30, 2019	$253,107	$1,291,332	$1,544,439

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2019
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,058,531	$(810,553)	$247,978
Existing contracts and customer relationships	402,799	(205,987)	196,812
Content databases and other	57,308	(51,731)	5,577
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,526,938	(1,076,571)	450,367
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,540,938	$(1,076,571)	$464,367

	December 31, 2018
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,051,635	$(765,221)	$286,414
Existing contracts and customer relationships	402,756	(195,752)	207,004
Content databases and other	57,235	(50,883)	6,352
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,519,926	(1,020,156)	499,770
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,533,926	$(1,020,156)	$513,770

Patent Acquisitions

In the three and six months ended June 30, 2019, the Company acquired patent portfolios for $2.6 million and $6.9 million in cash. The Company accounted for the patent portfolios acquired as asset acquisitions and is amortizing the purchase price over a weighted average period of nine years.

Estimated Amortization of Finite-Lived Intangible Assets

As of June 30, 2019, estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2019	$56,014
2020	111,768
2021	68,999
2022	41,270
2023	24,072
Thereafter	148,244
Total	$450,367

(8) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Facility-related costs	$433	$186	$433	$288
Severance costs	2,157	592	3,970	2,784
Share-based payments	—	323	—	2,575
Asset impairment	86	—	86	—
Restructuring and asset impairment charges	$2,676	$1,101	$4,489	$5,647

Components of accrued restructuring costs were as follows (in thousands):

	June 30, 2019	December 31, 2018
Facility-related costs	$—	$264
Severance costs	2,922	3,996
Accrued restructuring costs	$2,922	$4,260

The Company expects a substantial portion of the accrued restructuring costs to be paid by the end of 2019.

Profit Improvement Plan

In February 2018, the Company announced its intention to explore strategic alternatives. In connection with exploring strategic alternatives, the Company initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, the Company moved certain positions to lower cost locations, eliminated layers of management and rationalized facilities resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities related to the Profit Improvement Plan for the six months ended June 30, 2019 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$433	$—	$(433)	$—	$—
Severance costs	3,857	3,970	(5,045)	—	(2)	2,780
Asset impairment	—	86	—	(86)	—	—
Total	$3,857	$4,489	$(5,045)	$(519)	$(2)	$2,780

As a result of actions associated with the Profit Improvement Plan, Restructuring and asset impairment charges of $5.3 million, primarily for severance-related benefits, were recognized in the six months ended June 30, 2018.

The Profit Improvement Plan was substantially completed as of June 30, 2019.

Previous Restructuring Plans

Following completion of the TiVo Acquisition, TiVo Corporation began implementing integration plans that were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As a result of these integration plans, the Company eliminated duplicative positions resulting in severance costs and the termination of certain leases and other contracts. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $0.4 million, primarily facility-related costs, were recognized in the six months ended June 30, 2018. The TiVo Integration Restructuring Plan was completed as of December 31, 2018.

Prior to the TiVo Acquisition, Rovi and TiVo Solutions had each initiated restructuring plans. The Legacy Rovi Restructuring Plan and the Legacy TiVo Solutions Restructuring Plan were completed as of December 31, 2018.

(9) Debt and Interest Rate Swaps

A summary of debt issued by or assumed by the Company was as follows (dollars in thousands):

				June 30, 2019		December 31, 2018
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$295,000	$285,914	$345,000	$326,640
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	621,912	619,622	668,500	665,449
Total Long-term debt				$916,960	905,584	$1,013,548	992,137
Less: Current portion of long-term debt					285,914		373,361
Long-term debt, less current portion					$619,670		$618,776

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of June 30, 2019, the 2020 Convertible Notes are convertible at a conversion rate of 39.3110 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $25.4382 per share of TiVo Corporation common stock.

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

In June 2019, the Company repurchased $50.0 million of outstanding principal of the 2020 Convertible Notes for $49.4 million. The Company allocated $48.4 million of the repurchase price to the liability component and the remaining $1.0 million to the equity component of the 2020 Convertible Notes. The Company accounted for the repurchase as a partial debt extinguishment and recognized a Loss on debt extinguishment of $0.1 million during the three months ended June 30, 2019 from writing off the unamortized debt discount and issuance costs related to the repurchase.

Related to the 2020 Convertible Notes, the Condensed Consolidated Balance Sheets included the following (in thousands):

	June 30, 2019	December 31, 2018
Liability component
Principal outstanding	$295,000	$345,000
Less: Unamortized debt discount	(8,033)	(16,253)
Less: Unamortized debt issuance costs	(1,053)	(2,107)
Carrying amount	$285,914	$326,640

Equity component	$62,861	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest	$425	$431	$856	$863
Amortization of debt discount	3,399	3,292	6,808	6,546
Amortization of debt issuance costs	436	402	868	795
Total interest expense	$4,260	$4,125	$8,532	$8,204

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi purchased call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of June 30, 2019, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 11.6 million shares of TiVo Corporation's common stock at an exercise price of $25.4382 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi sold warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of June 30, 2019, 12.9 million warrants were outstanding with an exercise price of $35.3308 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of June 30, 2019, the 2021 Convertible Notes are convertible at a conversion rate of 24.5558 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $34.4399 per share of TiVo Corporation common stock.

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

The Company accounted for the Excess Cash Flow payment in February 2019 as a partial debt extinguishment. During the three months ended March 31, 2019 the Company recognized a Loss on debt extinguishment of $0.2 million from writing off the unamortized debt discount and issuance costs related to the Excess Cash Flow payment.

Expected Principal Payments

As of June 30, 2019, aggregate expected principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

2019 (a)	$295,000
2020	—
2021	621,960
Total	$916,960

(a)
While the 2020 Convertible Notes is scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into an interest rate swap or may terminate a previously executed interest rate swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as (Loss) gain on interest rate swaps in the Condensed Consolidated Statements of Operations. Amounts are presented in the Condensed Consolidated Balance Sheets after considering the right of offset based on its master netting agreements. During the three months ended June 30, 2019 and 2018, the Company recorded a loss of $3.4 million and gains of $1.8 million, respectively, from adjusting its interest rate swaps to fair value. During the six months ended June 30, 2019 and 2018, the Company recorded a loss of $5.1 million and gains of $6.2 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	June 30, 2019	December 31, 2018	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
June 2013	January 2016	March 2019	$—	$250,000	2.23%	One-month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One-month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One-month USD-LIBOR

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

Lease Details

The Company has operating leases for corporate offices, data centers and certain equipment. As of June 30, 2019, the Company's leases have remaining lease terms of 1 year to 8 years and the Company has an option to terminate certain leases within the next 6 years. Additionally, certain leases include options to extend the lease term for up to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain real estate to third parties. The sublease portfolio consists of operating leases for previously exited office space. Certain subleases include variable payments for operating costs. The subleases are generally co-terminus with the head lease, or shorter. Subleases do not include any residual value guarantees or restrictions or covenants imposed by the leases.

The components of operating lease costs were as follows (in thousands):

Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed lease cost	$4,522	$9,015
Variable lease cost	1,218	2,599
Short-term lease cost	139	332
Less: Sublease income	(2,341)	(4,576)
Total operating lease cost	$3,538	$7,370

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Operating cash flows:
Cash paid for amounts included in the measurement of operating Lease liabilities	$9,800
Non-cash activity:
Right-of-use assets obtained in exchange for operating Lease liabilities, net	$2,260

Supplemental balance sheet information related to operating leases was as follows (in thousands, except weighted average lease term and discount rate):

June 30, 2019
Right-of-use assets	$62,645

Lease liabilities - current	$13,591
Lease liabilities - non current	63,898
Total Lease liabilities	$77,489

Weighted average remaining lease term	5.8 years
Weighted average discount rate	6.52%

Expected Lease Payments

As of June 30, 2019, aggregate expected lease payments were as follows (in thousands):

	Operating Lease Liabilities	Sublease Income	Net Operating Lease Payments
Remainder of 2019	$8,578	$(3,365)	$5,213
2020	18,338	(6,873)	11,465
2021	16,648	(6,808)	9,840
2022	13,126	(6,269)	6,857
2023	11,110	(6,081)	5,029
Thereafter	26,751	(13,470)	13,281
Total lease payments	94,551	(42,866)	51,685
Less: imputed interest	(17,062)	—	(17,062)
Total	$77,489	$(42,866)	$34,623

Leases Not Yet In Effect

In February 2019, the Company entered into an operating lease with a 10 year term that begins after June 30, 2019 for the use of a corporate office, for which the Company expects to record a Right-of-use asset of approximately $4.5 million and a Lease liability of approximately $6.0 million at lease commencement. Simultaneous with the commencement of this lease, another of the Company’s leases is anticipated to be terminated and the Company expects to de-recognize a Right-of-use asset of approximately $0.8 million and a Lease liability of approximately $0.8 million.

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

The Company believes it has recorded adequate provisions for any such lawsuits, claims and proceedings and, as of June 30, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Condensed Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

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

The number of shares used to calculate Basic and Diluted EPS were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares used in computing basic per share amounts	124,960	122,713	124,692	122,399
Dilutive effect of equity-based compensation awards	—	—	—	—
Weighted average shares used in computing diluted per share amounts	124,960	122,713	124,692	122,399

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted awards	4,557	3,876	4,821	4,153
Stock options	770	2,166	1,030	2,238
2020 Convertible Notes (a)	13,368	12,748	13,465	12,748
2021 Convertible Notes (a)	1	1	1	1
Warrants related to 2020 Convertible Notes (a)	12,851	12,423	12,836	12,374
Weighted average potential shares excluded from the calculation of Diluted EPS	31,547	31,214	32,153	31,514

(a)	See Note 9 for additional details.

For the three months ended June 30, 2019 and 2018, 0.5 million and 0.9 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved. For the six months ended June 30, 2019 and 2018, 0.4 million and 1.0 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $25.4382 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $7.37 per share on June 30, 2019, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

The 2020 Convertible Notes would be dilutive if the Company’s common stock closed at or above $25.4382 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 9 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 9 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $35.3308 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. During the three months ended June 30, 2019 and 2018, no shares were repurchased under the share repurchase program. As of June 30, 2019, the Company had $150.0 million of share repurchase authorization remaining.

The Company issues restricted stock and restricted stock units (collectively, "restricted awards") as part of the equity-based compensation plans described in Note 13. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended June 30, 2019 and 2018, the Company withheld 0.2 million and 0.1 million shares of common stock to satisfy $1.7 million and $1.3 million of required withholding taxes, respectively. During the six months ended June 30, 2019 and 2018, the Company withheld 0.4 million and 0.3 million shares of common stock to satisfy $3.1 million and $4.2 million of required withholding taxes, respectively.

Dividends

For the three months ended June 30, 2019 and 2018, the Company declared and paid dividends of $0.08 and $0.18 per share, respectively, for aggregate cash payments of $10.0 million and $22.2 million, respectively. For the six months ended June 30, 2019 and 2018, the Company declared and paid dividends of $0.26 and $0.36 per share, respectively, for aggregate cash payments of $32.5 million and $44.3 million, respectively.

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

(13) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards are generally subject to a four-year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of June 30, 2019, the Company had 35.9 million shares of common stock reserved and 15.6 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the TiVo Acquisition Date. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three-year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four-year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four-year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from the TiVo 2008 Plan generally have a contractual term of seven years. As of June 30, 2019, there were 3.9 million shares of common stock reserved for future issuance as outstanding awards vest under the TiVo 2008 Plan. The TiVo 2008 Plan expired in August 2018, and no further shares of common stock are available for future grant.

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

In June 2019, the Company granted 0.6 million performance-based restricted stock units to certain of its senior officers with vesting conditioned on completion of a change-in-control event as defined in the grant agreement, as well as a service condition. For these awards, the fair value per award is estimated as the price of the Company's common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period. However, no compensation expense is recognized for these awards until the change-in-control event occurs, at which time the grant date fair value of $3.3 million, adjusted for any forfeitures, would be recognized as compensation expense.

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four-month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period. As of June 30, 2019, the Company had 3.9 million shares of common stock reserved and 3.9 million shares available for issuance under the ESPP.

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

Weighted-average assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ESPP shares:
Expected volatility	N/A	N/A	52.3%	42.5%
Expected term	N/A	N/A	1.3 years	1.3 years
Risk-free interest rate	N/A	N/A	2.5%	1.9%
Expected dividend yield	N/A	N/A	6.6%	5.2%

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

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average grant date fair value
Restricted awards	$6.86	$12.51	$7.55	$12.57
ESPP shares	N/A	N/A	$3.42	$4.83
Equity-based compensation
Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$8,932	$6,731	$17,311	$18,755
Pre-tax equity-based compensation, included in restructuring expense	$—	$323	$—	$2,575

As of June 30, 2019, there was $47.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.5 years. The unrecognized compensation cost, net of estimated forfeitures, excludes $3.3 million of unrecognized compensation cost related to performance-based restricted stock units with vesting conditioned on completion of a change-in-control event.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the six months ended June 30, 2019 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,350	$14.26
Granted	1,266	$7.55
Vested	(869)	$15.22
Forfeited	(557)	$14.62
Outstanding as of end of period	5,190	$12.43

As of June 30, 2019, unvested restricted stock awards includes 0.8 million performance-based restricted stock units.

The aggregate fair value of restricted awards vested during the three months ended June 30, 2019 and 2018 was $4.0 million and $3.3 million, respectively. The aggregate fair value of restricted awards vested during the six months ended June 30, 2019 and 2018 was $7.8 million and $12.8 million, respectively.

(14) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense.

Components of Income tax expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign withholding tax	$6,373	$3,182	$11,218	$7,070
Federal income tax	1,140	—	2,412	—
State income tax	(67)	122	(273)	179
Foreign income tax	338	214	673	560
Change in indefinite reinvestment assertion	—	1,221	—	1,221
Change in deferred tax liabilities	—	(369)	—	(491)
Change in unrecognized tax benefits	(40)	(51)	32	(3)
Income tax expense	$7,744	$4,319	$14,062	$8,536

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

Segment results were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product
Platform Solutions	$65,731	$72,208	$136,768	$168,148
Software and Services	19,242	19,619	39,144	38,098
Other	234	960	598	3,393
Revenues, net	85,207	92,787	176,510	209,639
Adjusted Operating Expenses (1)	77,668	81,467	160,558	170,933
Adjusted EBITDA (2)	7,539	11,320	15,952	38,706
Intellectual Property Licensing
US Pay TV Providers	41,996	49,217	84,113	99,132
CE Manufacturers	7,730	8,927	16,348	17,895
New Media, International Pay TV Providers and Other	41,239	21,929	57,436	36,031
Revenues, net	90,965	80,073	157,897	153,058
Adjusted Operating Expenses (1)	21,359	24,972	43,166	50,329
Adjusted EBITDA (2)	69,606	55,101	114,731	102,729
Corporate
Adjusted Operating Expenses (1)	14,524	14,512	30,621	30,560
Adjusted EBITDA (2)	(14,524)	(14,512)	(30,621)	(30,560)
Consolidated
Total Revenues, net	176,172	172,860	334,407	362,697
Adjusted Operating Expenses (1)	113,551	120,951	234,345	251,822
Adjusted EBITDA (2)	62,621	51,909	100,062	110,875
Depreciation	5,327	5,773	10,691	10,914
Amortization of intangible assets	28,184	40,809	56,362	82,221
Restructuring and asset impairment charges	2,676	1,101	4,489	5,647
Equity-based compensation	8,932	6,731	17,311	18,755
Separation costs	3,315	—	4,447	—
Transition and integration costs	558	7,041	1,153	9,451
Earnout amortization	—	536	—	1,494
CEO transition cash costs	1,000	(1,600)	1,000	(975)
Remeasurement of contingent consideration	—	281	—	1,171
Operating income (loss)	12,629	(8,763)	4,609	(17,803)
Interest expense	(12,475)	(12,171)	(24,636)	(23,805)
Interest income and other, net	1,515	544	3,290	2,110
(Loss) gain on interest rate swaps	(3,364)	1,841	(5,085)	6,152
Loss on debt extinguishment	(101)	—	(300)	—
Loss from continuing operations before income taxes	$(1,796)	$(18,549)	$(22,122)	$(33,346)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q for TiVo Corporation (the “Company,” “we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including the discussion contained in Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, successfully integrating Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. (“TiVo Solutions”)) following our acquisition of TiVo Solutions on September 7, 2016 (the "TiVo Acquisition"), realizing planned synergies and cost-savings associated with the TiVo Acquisition, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American pay TV service providers, competition in our markets and the impact of the separation of our Product and IP Licensing businesses into two independent companies.

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

Executive Overview of Results

TiVo Corporation is a global leader in entertainment technology and audience insights. TiVo delivers innovative products and licensable technologies that revolutionize how people find content across a changing media landscape. TiVo enables the world’s leading media and entertainment providers to deliver the ultimate entertainment experience. Explore the next generation of entertainment at tivo.com, forward.tivo.com or follow us on Twitter @tivo or @tivoforbusiness.

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

Total Revenues, net for the three months ended June 30, 2019 increased by 2% compared to the prior year primarily as a result of a $14.3 million increase in catch-up payments intended to make us whole for the pre-license period of use, primarily related to expanding our license with Shaw Communications to include the TiVo Solutions patent portfolio and our first social media customer, which was partially offset by an $8.4 million decrease in revenue from TiVo Solutions "Time Warp" agreements that were entered into with AT&T Inc. ("AT&T"), DirecTV, EchoStar Corporation ("EchoStar") and Verizon Communications, Inc. ("Verizon") prior to the TiVo Acquisition Date as a result of contract expirations and a $1.6 million decrease in Hardware revenue due to the planned transition of our customers to deploying the TiVo service on third-party hardware.

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

For the three months ended June 30, 2019, our Loss from continuing operations, net of tax was $9.5 million, or $0.08 per diluted share, compared to $22.9 million, or $0.19 per diluted share, in the prior year. The smaller loss in the three months ended June 30, 2019 was the result of a $12.6 million decrease in Amortization of intangible assets due to certain TiVo Solutions intangible assets reaching the end of their economic life, a $6.5 million decrease in Transition and integration costs, primarily associated with a legacy TiVo Solutions legal matter recorded in the second quarter of 2018, a $5.2 million decrease in patent litigation costs which is primarily related to the timing of costs incurred in the ongoing Comcast litigation and the $3.3 million increase in revenue described above. These benefits were partially offset by a $5.2 million decrease in income from our interest rate swaps, a $3.3 million increase in Separation costs and a $2.4 million inventory impairment due to a reduced forecast for sales of refurbished units.

On May 9, 2019, we announced that our Board of Directors unanimously approved a plan to separate the Product and Intellectual Property Licensing businesses (the “Separation”) into separately traded public companies. The Separation is expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that will hold the Product business (“ProductCo”). We intend that the Separation will be completed in a manner generally intended to qualify as tax-free to TiVo Corporation’s stockholders for U.S. federal income tax purposes. The Separation, expected to be completed in the first half of 2020, is subject to certain conditions, including, among others, obtaining final approval from TiVo Corporation's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the U.S. Securities and Exchange Commission declaring ProductCo's Registration Statement effective.

The process of completing the Separation has been and is expected to continue to be time-consuming and involve significant costs and expenses. For example, during the six months ended June 30, 2019, we recorded Separation costs of $4.4 million, and as of June 30, 2019, we expect to incur future Separation costs of up to $37.0 million through 2019 to execute the Separation. These costs are primarily Selling, general and administrative costs, consisting of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other one-time transaction-related costs, including investment banking and consulting fees and other incremental costs directly associated with the separation process.

Comparison of Three and Six Months Ended June 30, 2019 and 2018

The condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change $	Change %
Revenues, net:
Licensing, services and software	$174,496	$169,554	$4,942	3%
Hardware	1,676	3,306	(1,630)	(49)%
Total Revenues, net	176,172	172,860	3,312	2%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	35,786	42,583	(6,797)	(16)%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	5,768	4,989	779	16%
Research and development	38,202	43,411	(5,209)	(12)%
Selling, general and administrative	47,600	42,957	4,643	11%
Depreciation	5,327	5,773	(446)	(8)%
Amortization of intangible assets	28,184	40,809	(12,625)	(31)%
Restructuring and asset impairment charges	2,676	1,101	1,575	143%
Total costs and expenses	163,543	181,623	(18,080)	(10)%
Operating income (loss)	12,629	(8,763)	21,392	(244)%
Interest expense	(12,475)	(12,171)	(304)	2%
Interest income and other, net	1,515	544	971	178%
(Loss) gain on interest rate swaps	(3,364)	1,841	(5,205)	(283)%
Loss on debt extinguishment	(101)	—	(101)	N/a
Loss from continuing operations before income taxes	(1,796)	(18,549)	16,753	(90)%
Income tax expense	7,744	4,319	3,425	79%
Loss from continuing operations, net of tax	(9,540)	(22,868)	13,328	(58)%
Income from discontinued operations, net of tax	—	2,298	(2,298)	(100)%
Net loss	$(9,540)	$(20,570)	$11,030	(54)%

	Six Months Ended June 30,
	2019	2018	Change $	Change %
Revenues, net:
Licensing, services and software	$330,657	$355,712	$(25,055)	(7)%
Hardware	3,750	6,985	(3,235)	(46)%
Total Revenues, net	334,407	362,697	(28,290)	(8)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	75,219	85,798	(10,579)	(12)%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	9,861	10,040	(179)	(2)%
Research and development	79,583	91,841	(12,258)	(13)%
Selling, general and administrative	93,593	94,039	(446)	—%
Depreciation	10,691	10,914	(223)	(2)%
Amortization of intangible assets	56,362	82,221	(25,859)	(31)%
Restructuring and asset impairment charges	4,489	5,647	(1,158)	(21)%
Total costs and expenses	329,798	380,500	(50,702)	(13)%
Operating income (loss)	4,609	(17,803)	22,412	(126)%
Interest expense	(24,636)	(23,805)	(831)	3%
Interest income and other, net	3,290	2,110	1,180	56%
(Loss) gain on interest rate swaps	(5,085)	6,152	(11,237)	(183)%
Loss on debt extinguishment	(300)	—	(300)	N/a
Loss from continuing operations before income taxes	(22,122)	(33,346)	11,224	(34)%
Income tax expense	14,062	8,536	5,526	65%
Loss from continuing operations, net of tax	(36,184)	(41,882)	5,698	(14)%
Income from discontinued operations, net of tax	—	3,595	(3,595)	(100)%
Net loss	$(36,184)	$(38,287)	$2,103	(5)%

Total Revenues, net

For the three months ended June 30, 2019, Total Revenues, net increased 2% compared to the prior year as Product revenues decreased $7.6 million and Intellectual Property Licensing revenues increased $10.9 million. Product generated 48% and 54% of Total Revenues, net for the three months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019, Total Revenues, net decreased 8% compared to the prior year as Product revenues decreased $33.1 million and Intellectual Property Licensing revenues increased $4.8 million. Product generated 53% and 58% of Total Revenues, net for the six months ended June 30, 2019 and 2018, respectively.

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

For the three months ended June 30, 2019, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased 16% as a result of a $5.2 million decrease in patent litigation costs, which was primarily related to the timing of costs incurred in the ongoing Comcast litigation, and benefits from cost saving initiatives. We expect to continue to incur material expenses related to the Comcast litigation in the future. These decreases were partially offset by a $1.1 million impairment associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from patent license agreements executed with new customers.

For the six months ended June 30, 2019, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased 12% as a result of an $8.7 million decrease in patent litigation costs, which was primarily related to the timing of costs incurred in the ongoing Comcast litigation, and benefits from cost saving initiatives. We expect to continue to incur material expenses related to the Comcast litigation in the future. This decrease in costs was partially offset by a $1.1 million impairment recognized in the three months ended June 30, 2019 associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from the patent license agreement.

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

For the three and six months ended June 30, 2019, Cost of hardware revenues, excluding depreciation and amortization of intangible assets benefited from the planned transition of our customers to deploying the TiVo service on third-party hardware which reduced costs. These benefits were partially offset by a $2.4 million inventory impairment during the three and six months ended June 30, 2019 due to a reduced forecast for sales of refurbished units.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the three months ended June 30, 2019, Research and development expenses decreased 12% compared to the prior year primarily due to a $4.5 million decrease in compensation costs and a $0.5 million decrease in Transition and integration costs associated with the TiVo Acquisition. The decrease in compensation costs was primarily the result of cost savings from the Profit Improvement restructuring action described below.

For the six months ended June 30, 2019, Research and development expenses decreased 13% compared to the prior year primarily due to a $7.6 million decrease in compensation costs, a $3.7 million decrease in consulting costs and a $0.9 million decrease in Transition and integration costs associated with the TiVo Acquisition. The decrease in compensation costs was primarily the result of cost savings from the Profit Improvement restructuring action.

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

Selling, general and administrative expenses increased 11% during the three months ended June 30, 2019. The increase is primarily due to $6.2 million of higher compensation costs, largely as a result of changes in our chief executive officer in the three months ended June 30, 2019 and 2018, $3.3 million of Separation costs incurred during the three months ended June 30, 2019 and a $0.7 million increase in bad debt expense. These cost increases were partially offset by a $6.1 million decrease in Transition and integration costs associated with the TiVo Acquisition, which was primarily due to a $4.5 million loss associated with a legacy TiVo Solutions legal matter recorded in the second quarter of 2018.

Selling, general and administrative expenses decreased slightly during the six months ended June 30, 2019 primarily due to a $7.8 million decrease in Transition and integration costs associated with the TiVo Acquisition, which was primarily due to a $4.5 million loss associated with a legacy TiVo Solutions legal matter recorded in the second quarter of 2018. This decrease was partially offset by $4.4 million of Separation costs incurred during the six months ended June 30, 2019 and a $2.5 million increase in compensation costs, primarily as a result of the change in our chief executive officer in the three months ended June 30, 2019 and 2018.

Amortization of intangible assets

The decrease in Amortization of intangible assets during the three and six months ended June 30, 2019 was primarily due to certain intangible assets acquired as part of the TiVo Acquisition reaching the end of their economic life.

Restructuring and asset impairment charges

In February 2018, we announced our intention to explore strategic alternatives. In connection with exploring strategic alternatives, we initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, we moved certain positions to lower cost locations, eliminated layers of management and rationalized facilities, which resulted in severance costs and the termination of certain leases and other contracts, generating over $40 million in annualized cost savings. As a result of actions associated with the Profit Improvement Plan, Restructuring charges of $2.7 million and $1.1 million, primarily for severance-related benefits, were recognized in the three months ended June 30, 2019 and 2018, respectively. Restructuring charges of $4.5 million and $5.3 million, primarily for severance-related benefits, were recognized in the six months ended June 30, 2019 and 2018, respectively, as part of the Profit Improvement Plan.

Following completion of the TiVo Acquisition, integration plans were implemented which were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As part of the TiVo Integration Restructuring Plan, we eliminated duplicative positions resulting in severance costs and terminated certain leases and other contracts, generating over $110 million in annualized cost synergies. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $0.4 million, primarily facility-related costs, were recognized in the six months ended June 30, 2018.

Interest expense

Interest expense increased by $0.3 million and $0.8 million during the three and six months ended June 30, 2019 primarily due to an increase in interest rates associated with Term Loan Facility B, which bears interest, at our election, at a rate equal to either London Interbank Offered Rate ("LIBOR"), plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum. The increase in interest rates was partially offset by the $46.6 million Excess Cash Flow principal payment on Term Loan Facility B in February 2019. We expect interest expense to decrease due to the $46.6 million Excess Cash Flow principal payment on Term Loan Facility B in February 2019 and the $50.0 million of 2020 Convertible Notes repurchased in June 2019.

Interest income and other, net

Interest income and other, net increased $1.0 million and $1.2 million during the three and six months ended June 30, 2019, respectively. The increase for the three months ended June 30, 2019 was primarily due to a $0.5 million increase in interest income due to an increase in interest rates, $0.3 million of beneficial movements in foreign currency exchange rates and a $0.2 million increase in income from an equity method investment. The increase for the six months ended June 30, 2019 was primarily due to a $1.4 million increase in interest income due to an increase in interest rates. We expect interest income to decrease due to investment sales in 2019 to fund the $46.6 million Excess Cash Flow principal payment on Term Loan Facility B in February 2019 and the $50.0 million of 2020 Convertible Notes repurchased in June 2019.

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

Loss on debt extinguishment

In June 2019, the Company repurchased $50.0 million of outstanding principal on its 2020 Convertible Notes. The Company accounted for the repurchase as a partial debt extinguishment and recognized a Loss on debt extinguishment of $0.1 million in the three months ended June 30, 2019.

Annually, the Company may be required to make an additional principal payment on Term Loan Facility B, which is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. In February 2019, the Company made an Excess Cash Flow payment of $46.6 million on Term Loan Facility B. The Company accounted for the Excess Cash Flow payment as a partial debt extinguishment and recognized a Loss on debt extinguishment of $0.2 million in the six months ended June 30, 2019.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended June 30, 2019 of $7.7 million, which primarily consists of $6.4 million of Foreign withholding tax, $1.1 million of Federal income tax and $0.3 million of Foreign income tax. We recorded an Income tax expense for the three months ended June 30, 2018 of $4.3 million, which primarily consists of $3.2 million of Foreign withholding tax and $1.2 million of withholding taxes from a change in our assertion regarding the indefinite reinvestment of certain foreign earnings.

We recorded Income tax expense for the six months ended June 30, 2019 of $14.1 million, which primarily consists of $11.2 million of Foreign withholding tax, $2.4 million of Federal income tax and $0.7 million of Foreign income tax, which was partially offset by $0.3 million of State income tax benefits. We recorded an Income tax expense for the six months ended June 30, 2018 of $8.5 million, which primarily consists of $7.1 million of Foreign withholding tax, $1.2 million of withholding taxes from a change in our assertion regarding the indefinite reinvestment of certain foreign earnings and $0.6 million of Foreign income tax, which was partially offset by a $0.5 million benefit to continuing operations from a gain on discontinued operations.

The year-over-year increase in Foreign withholding tax was due to a larger portion of license fees received in the three and six months ended June 30, 2019 coming from licensees in countries subject to foreign withholding taxes.

Income from discontinued operations, net of tax

In the three and six months ended June 30, 2018, we recognized Income from discontinued operations, net of tax, of $2.3 million and $3.6 million, respectively, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals.

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

Product

The Product segment's results of operations for the three and six months ended June 30, 2019 and 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change $	Change %
Platform Solutions	$65,731	$72,208	$(6,477)	(9)%
Software and Services	19,242	19,619	(377)	(2)%
Other	234	960	(726)	(76)%
Product Revenues	85,207	92,787	(7,580)	(8)%
Adjusted Operating Expenses	77,668	81,467	(3,799)	(5)%
Adjusted EBITDA	$7,539	$11,320	$(3,781)	(33)%
Adjusted EBITDA Margin	8.8%	12.2%

	Six Months Ended June 30,
	2019	2018	Change $	Change %
Platform Solutions	$136,768	$168,148	$(31,380)	(19)%
Software and Services	39,144	38,098	1,046	3%
Other	598	3,393	(2,795)	(82)%
Product Revenues	176,510	209,639	(33,129)	(16)%
Adjusted Operating Expenses	160,558	170,933	(10,375)	(6)%
Adjusted EBITDA	$15,952	$38,706	$(22,754)	(59)%
Adjusted EBITDA Margin	9.0%	18.5%

For the three months ended June 30, 2019, the $6.5 million decrease in Platform Solutions revenue was primarily attributable to a decrease in consumer subscription and hardware revenue. Consumer subscriber revenue for the three months ended June 30, 2019 decreased $2.7 million due to subscriber erosion and an increase in the amortization period for lifetime subscriptions in December 2018. In addition, consumer hardware revenue decreased as a result of the planned transition of our customers to deploying the TiVo service on third-party hardware, resulting in a decrease in the number of TiVo set-top boxes sold. Platform Solutions revenue includes total hardware revenue of $1.7 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively. The decrease in Platform Solutions revenue was also partially due to the prior year benefiting from a $2.2 million minimum revenue guarantee.

For the six months ended June 30, 2019, the $31.4 million decrease in Platform Solutions revenue was primarily attributable to a decrease of $29.8 million in revenue from an international MSO customer exercising a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its then-current version of the TiVo software and purchasing additional engineering services. In addition, consumer subscriber revenue for the six months ended June 30, 2019 decreased $5.3 million due to subscriber erosion and an increase in the amortization period for lifetime subscriptions in December 2018. Platform Solutions revenue further declined due to a decrease in hardware revenue as a result of the planned transition of our customers to deploying the TiVo service on third-party hardware, resulting in a decrease in the number of TiVo set-top boxes sold. Platform Solutions revenue includes total hardware revenue of $3.8 million and $7.0 million for the six months ended June 30, 2019 and 2018, respectively. Revenue from a perpetual Passport license agreement with an international MSO customer in the three months ended March 31, 2019 partially offset these revenue declines.

For the three months ended June 30, 2019, the $0.4 million decrease in Software and Services revenue was the result of a $0.5 million decrease in Personalized Content Discovery revenue and a $0.4 million decrease in advertising revenue, partially offset by a $0.5 million increase in metadata revenue. For the six months ended June 30, 2019, the $1.0 million increase in Software and Services revenue was the result of a $0.6 million increase in Personalized Content Discovery revenue and a $1.1 million increase in metadata revenue, partially offset by a $0.6 million decrease in advertising revenue.

For the three and six months ended June 30, 2019, Other revenue primarily consists of ACP revenue, which is expected to decline in the future.

The 5% and 6% decreases in Product Adjusted Operating Expenses for the three and six months ended June 30, 2019, respectively, were primarily due to reduced spending on Research and Development due to cost savings initiatives, including a decrease in compensation and consulting costs as a result of cost savings from the Profit Improvement restructuring action. A $2.4 million inventory impairment during the three and six months ended June 30, 2019 due to a reduced forecast for sales of refurbished units partially offset the benefit of our cost savings initiatives.

The decrease in Adjusted EBITDA Margin for the three and six months ended June 30, 2019 reflects the revenue changes described above and the inventory impairment, which was partially offset by benefits from cost savings initiatives and a shift in business mix toward higher margin products due to the planned transition of our customers to deploying the TiVo service on third-party hardware.

Intellectual Property Licensing

The Intellectual Property Licensing segment's results of operations for the three and six months ended June 30, 2019 and 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change $	Change %
US Pay TV Providers	$41,996	$49,217	$(7,221)	(15)%
CE Manufacturers	7,730	8,927	(1,197)	(13)%
New Media, International Pay TV Providers and Other	41,239	21,929	19,310	88%
Intellectual Property Licensing Revenues	90,965	80,073	10,892	14%
Adjusted Operating Expenses	21,359	24,972	(3,613)	(14)%
Adjusted EBITDA	$69,606	$55,101	$14,505	26%
Adjusted EBITDA Margin	76.5%	68.8%

	Six Months Ended June 30,
	2019	2018	Change $	Change %
US Pay TV Providers	$84,113	$99,132	$(15,019)	(15)%
CE Manufacturers	16,348	17,895	(1,547)	(9)%
New Media, International Pay TV Providers and Other	57,436	36,031	21,405	59%
Intellectual Property Licensing Revenues	157,897	153,058	4,839	3%
Adjusted Operating Expenses	43,166	50,329	(7,163)	(14)%
Adjusted EBITDA	$114,731	$102,729	$12,002	12%
Adjusted EBITDA Margin	72.7%	67.1%

For the three and six months ended June 30, 2019, the decrease in revenue from US Pay TV Providers was primarily due to decreases of $8.4 million and $17.3 million in the three and six months ended June 30, 2019, respectively, in revenue from TiVo Solutions Time Warp agreements entered into with AT&T, DirecTV, EchoStar and Verizon prior to the TiVo Acquisition Date due to the expiration of these contracts by the end of July 2018. In addition, revenue from catch-up payments from US Pay TV Providers intended to make us whole for the pre-license period of use for the three and six months ended June 30, 2019 decreased by $0.4 million and $0.4 million, respectively. These revenue declines were partially offset by increases in revenue from our existing customers.

For the three and six months ended June 30, 2019, the decrease in revenue from CE Manufacturers was primarily due to a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models. Such declines could continue unless we are able to successfully license new entrants to this market. In addition, revenue decreased by $0.2 million for the three months ended June 30, 2019 and increased by $0.5 million for the six months ended June 30, 2019 from catch-up payments from CE Manufacturers intended to make us whole for the pre-license period of use.

For the three and six months ended June 30, 2019, the increase in New Media, International Pay TV Providers and Other reflects an increase of $14.9 million and $14.4 million, respectively, in revenue from catch-up payments intended to make us whole for the pre-license period of use, primarily related to expanding our license with Shaw Communications to include the TiVo Solutions patent portfolio and our first social media customer. In addition, revenue for the three and six months ended June 30, 2019 increased compared to the prior period due to new licenses and contract amendments executed since the year ago period.

The 14% and 14% decreases in Intellectual Property Licensing Adjusted Operating Expenses during the three and six months ended June 30, 2019, respectively, reflect decreases of $5.2 million and $8.7 million, respectively, in patent litigation costs, which primarily relates to the timing of costs incurred in the ongoing Comcast litigation. These decreases in costs were partially offset by a $1.1 million impairment recognized in the three months ended June 30, 2019 associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from new patent license agreements executed with customers.

The increase in Adjusted EBITDA Margin for the three and six months ended June 30, 2019 is primarily the result of the increase in Intellectual Property Licensing revenue combined with a decrease in patent litigation costs.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three and six months ended June 30, 2019 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change $	Change %
Adjusted Operating Expenses	$14,524	$14,512	$12	—%

	Six Months Ended June 30,
	2019	2018	Change $	Change %
Adjusted Operating Expenses	$30,621	$30,560	$61	—%

For the three and six months ended June 30, 2019, the slight increase in Corporate Adjusted Operating Expenses primarily reflects an increase in compensation costs, partially offset by benefits from cost savings initiatives.

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

As of June 30, 2019, we had $147.3 million in Cash and cash equivalents, $114.2 million in Short-term marketable securities and $25.8 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $36.4 million held by our foreign subsidiaries as of June 30, 2019. Due to our net operating loss carryforwards and the effects of the Tax Act of 2017, we could repatriate amounts to the U.S. with minimal income tax effects.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2019 compared to the prior year were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	Change $	Change %
Net cash provided by operating activities	$31,850	$61,792	$(29,942)	(48)%
Net cash provided by (used in) investing activities	77,973	(13,579)	91,552	(674)%
Net cash used in financing activities	(124,651)	(44,458)	(80,193)	180%
Effect of exchange rate changes on cash and cash equivalents	207	(530)	737	(139)%
Net (decrease) increase in cash and cash equivalents	$(14,621)	$3,225	$(17,846)	(553)%

For the six months ended June 30, 2019, operating cash flow decreased $29.9 million. The decrease was primarily due to the timing of collections on Accounts receivable, net, partially offset by higher employee severance and retention accruals, a 2018 payment related to TiVo's acquisition of Cubiware, the timing of payments to trade vendors and certain cash collections in advance of revenue being recognized. We expect to make material cash payments for Separation costs through 2020. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part II, Item 1A. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

For the six months ended June 30, 2019, investing cash flow increased $91.6 million. Net proceeds from marketable security investment transactions increased by $93.1 million compared to the prior year. The proceeds from the investment transactions were primarily used to repay debt during the six months ended June 30, 2019. The decrease in capital expenditures for the six months ended June 30, 2019 was primarily associated with infrastructure projects designed to integrate TiVo Solutions in 2018. We expect 2019 full year capital expenditures of approximately $30 million to $35 million for infrastructure projects designed to support anticipated growth in our business, to strengthen our operations infrastructure and to complete the Separation. Partially offsetting these cash flow benefits was $6.9 million of cash paid to acquire patent portfolios during the six months ended June 30, 2019.

Financing cash flow for the six months ended June 30, 2019 reflects the repurchase of $50.0 million of outstanding principal of the Company's 2020 Convertible Notes for $49.4 million and a $46.6 million principal payment on Term Loan Facility B compared to $3.5 million of principal payments in the six months ended June 30, 2018. Net cash used in financing activities for the six months ended June 30, 2019 reflects dividend payments of $0.26 per share, resulting in aggregate cash payments of $32.5 million compared to dividend payments of $0.36 per share, resulting in aggregate cash payments of $44.3 million for the six months ended June 30, 2018.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million, which remains available as of June 30, 2019. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

Capital Resources

The outstanding principal and carrying amount of debt we issued or assumed was as follows (in thousands):

	June 30, 2019		December 31, 2018
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$295,000	$285,914	$345,000	$326,640
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	621,912	619,622	668,500	665,449
Total	$916,960	$905,584	$1,013,548	$992,137

While $295.0 million of 2020 Convertible Notes is scheduled to mature on March 1, 2020, the 2020 Convertible Notes can be freely converted by holders beginning December 1, 2019. The 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

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

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that mature on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture"). In June 2019, the Company repurchased $50.0 million of outstanding principal of the 2020 Convertible Notes.

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of June 30, 2019, the 2020 Convertible Notes are

convertible at a conversion rate of 39.3110 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $25.4382 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of June 30, 2019, the 2021 Convertible Notes are convertible at a conversion rate of 24.5558 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $34.4399 per share of TiVo Corporation common stock.

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

Contractual Obligations

For information about our contractual obligations, see "Contractual Obligations" in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. Other than the repurchase of $50.0 million of outstanding principal of the Company's 2020 Convertible Notes in June 2019, the $46.6 million principal payment on Term Loan Facility B in February 2019 and the $4.3 million paid in January 2019 in connection with an agreement executed in December 2018 to acquire a portfolio of patents, our contractual obligations have not changed materially since December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information about the Company's purchases of its common stock during the three months ended June 30, 2019 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2019	—	$—	—	$150,000
May 2019	—	$—	—	$150,000
June 2019	—	$—	—	$150,000
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted awards on vesting. During the three months ended June 30, 2019, we withheld 0.2 million shares of common stock to satisfy $1.7 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.10	Amended and Restated Bylaws of TiVo Corporation	8-K	5/23/2019	3.1
10.01	Offer Letter dated May 24, 2019 between TiVo Corporation and David Shull**	8-K	5/23/2019	10.1
10.02	Executive Severance and Arbitration Agreement dated as of May 31, 2019 between TiVo Corporation and David Shull**	8-K	5/23/2019	10.2
10.03	Letter Agreement dated May 24, 2019 between TiVo Corporation and Raghavendra Rau**	8-K	5/23/2019	10.3
10.04	TiVo Corporation 2008 Equity Incentive Plan**	DEF 14A	3/15/2019	Annex A
10.05	Form of Notice of Restricted Stock Unit / Restricted Stock Unit Agreement for Non-Executives under the TiVo Corporation 2008 Equity Incentive Plan**				X
10.06	Form of Notice of Restricted Stock Unit / Restricted Stock Unit Agreement for Executives under the TiVo Corporation 2008 Equity Incentive Plan**				X
10.07	Form of Notice of Performance-Based Restricted Stock Unit / Performance-Based Restricted Stock Unit Agreement under the TiVo Corporation 2008 Equity Incentive Plan**				X
10.08	Form of Notice of Annual Restricted Stock Award / Restricted Stock Award Agreement for Directors under the TiVo Corporation 2008 Equity Incentive Plan**				X
10.09	Form of Notice of Quarterly Restricted Stock Award / Restricted Stock Award Agreement for Directors under the TiVo 2008 Equity Incentive Plan**				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104+	Cover Page Interactive Data File				X

*	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

+	Included in Interactive Data File covered by Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ David Shull
July 31, 2019		David Shull
President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
July 31, 2019		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
July 31, 2019		Wesley Gutierrez
Chief Accounting Officer and Treasurer