Form 10-Q
period 2019-09-30
TiVo Corp
filed 2019-11-07
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(in thousands)	Outstanding as of
Class	October 31, 2019
Common Stock	126,643

TIVO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$144,451	$161,955
Short-term marketable securities	132,208	158,956
Accounts receivable, net	183,827	152,866
Inventory	3,056	7,449
Prepaid expenses and other current assets	30,842	30,806
Total current assets	494,384	512,032
Long-term marketable securities	4,986	73,207
Property and equipment, net	50,361	53,586
Intangible assets, net	442,857	513,770
Goodwill	1,406,987	1,544,343
Right-of-use assets	63,064	—
Other long-term assets	59,953	63,365
Total assets	$2,522,592	$2,760,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$107,815	$104,981
Unearned revenue	49,579	46,072
Current portion of long-term debt	289,284	373,361
Total current liabilities	446,678	524,414
Unearned revenue, less current portion	46,511	54,495
Long-term debt, less current portion	619,947	618,776
Deferred tax liabilities, net	39,921	45,030
Long-term lease liabilities	65,650	—
Other long-term liabilities	13,618	24,647
Total liabilities	1,232,325	1,267,362
Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 128,969 shares issued and 126,502 shares outstanding as of September 30, 2019; and 125,781 shares issued and 123,975 shares outstanding as of December 31, 2018	129	126
Treasury stock, 2,467 shares and 1,806 shares as of September 30, 2019 and December 31, 2018, respectively, at cost	(37,516)	(32,124)
Additional paid-in capital	3,229,334	3,239,395
Accumulated other comprehensive loss	(3,520)	(3,869)
Accumulated deficit	(1,898,160)	(1,710,587)
Total stockholders’ equity	1,290,267	1,492,941
Total liabilities and stockholders’ equity	$2,522,592	$2,760,303

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net:
Licensing, services and software	$155,918	$160,783	$486,575	$516,495
Hardware	2,606	3,926	6,356	10,911
Total Revenues, net	158,524	164,709	492,931	527,406
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	39,263	40,749	114,482	126,547
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,289	4,220	14,150	14,260
Research and development	34,038	42,053	113,621	133,894
Selling, general and administrative	45,677	39,867	139,270	133,906
Depreciation	5,314	5,338	16,005	16,252
Amortization of intangible assets	28,212	37,242	84,574	119,463
Restructuring and asset impairment charges	1,995	2,921	6,484	8,568
Goodwill impairment	137,453	—	137,453	—
Total costs and expenses	296,241	172,390	626,039	552,890
Operating loss	(137,717)	(7,681)	(133,108)	(25,484)
Interest expense	(11,844)	(12,436)	(36,480)	(36,241)
Interest income and other, net	860	861	4,150	2,971
(Loss) gain on interest rate swaps	(390)	1,033	(5,475)	7,185
Loss on debt extinguishment	—	—	(300)	—
Loss from continuing operations before income taxes	(149,091)	(18,223)	(171,213)	(51,569)
Income tax expense	1,919	4,769	15,981	13,305
Loss from continuing operations, net of tax	(151,010)	(22,992)	(187,194)	(64,874)
(Loss) Income from discontinued operations, net of tax	(379)	143	(379)	3,738
Net loss	$(151,389)	$(22,849)	$(187,573)	$(61,136)

Basic loss per share:
Continuing operations	$(1.20)	$(0.19)	$(1.50)	$(0.53)
Discontinued operations	—	—	—	0.03
Basic loss per share	$(1.20)	$(0.19)	$(1.50)	$(0.50)
Weighted average shares used in computing basic per share amounts	126,081	123,459	125,160	122,756

Diluted loss per share:
Continuing operations	$(1.20)	$(0.19)	$(1.50)	$(0.53)
Discontinued operations	—	—	—	0.03
Diluted loss per share	$(1.20)	$(0.19)	$(1.50)	$(0.50)
Weighted average shares used in computing diluted per share amounts	126,081	123,459	125,160	122,756

Dividends declared per share	$0.08	$0.18	$0.34	$0.54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(151,389)	$(22,849)	$(187,573)	$(61,136)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(936)	(286)	(532)	(1,889)
Unrealized (losses) gains on marketable securities
Change in unrealized (loss) gains on marketable securities	(11)	222	881	114
Less: Reclassification adjustment on sale	—	—	—	216
Other comprehensive (loss) income, net of tax	(947)	(64)	349	(1,559)
Comprehensive loss	$(152,336)	$(22,913)	$(187,224)	$(62,695)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	124,528	$125	(1,557)	$(28,925)	$3,257,093	$(4,233)	$(1,399,526)	$1,824,534
Net loss							(22,849)	(22,849)
Other comprehensive loss, net of tax						(64)		(64)
Issuance of common stock under employee stock purchase plan	511	—			5,278			5,278
Issuance of restricted stock, net	590	1			—			1
Equity-based compensation					9,526			9,526
Dividends					(22,282)			(22,282)
Withholding taxes related to net share settlement of restricted awards			(197)	(2,570)				(2,570)
Balance as of September 30, 2018	125,629	$126	(1,754)	$(31,495)	$3,249,615	$(4,297)	$(1,422,375)	$1,791,574

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	127,313	$127	(2,157)	$(35,219)	$3,230,303	$(2,573)	$(1,746,771)	$1,445,867
Net loss							(151,389)	(151,389)
Other comprehensive loss, net of tax						(947)		(947)
Issuance of common stock under employee stock purchase plan	608	1			3,920			3,921
Issuance of restricted stock, net	1,048	1			—			1
Equity-based compensation					5,217			5,217
Dividends					(10,106)			(10,106)
Withholding taxes related to net share settlement of restricted awards			(310)	(2,297)				(2,297)
Balance as of September 30, 2019	128,969	$129	(2,467)	$(37,516)	$3,229,334	$(3,520)	$(1,898,160)	$1,290,267

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	123,385	$123	(1,269)	$(24,740)	$3,273,022	$(2,738)	$(1,392,651)	$1,853,016
Cumulative effect adjustment							31,412	31,412
Net loss							(61,136)	(61,136)
Other comprehensive loss, net of tax						(1,559)		(1,559)
Issuance of common stock under employee stock purchase plan	1,150	2			12,852			12,854
Issuance of restricted stock, net	1,094	1			—			1
Equity-based compensation					30,252			30,252
Dividends					(66,511)			(66,511)
Withholding taxes related to net share settlement of restricted awards			(485)	(6,755)				(6,755)
Balance as of September 30, 2018	125,629	$126	(1,754)	$(31,495)	$3,249,615	$(4,297)	$(1,422,375)	$1,791,574

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	125,781	$126	(1,806)	$(32,124)	$3,239,395	$(3,869)	$(1,710,587)	$1,492,941
Net loss							(187,573)	(187,573)
Other comprehensive income, net of tax						349		349
Issuance of common stock under employee stock purchase plan	1,343	1			10,871			10,872
Issuance of restricted stock, net	1,845	2			—			2
Equity-based compensation					22,637			22,637
Dividends					(42,573)			(42,573)
Equity component related to repurchase of 2020 Convertible Notes					(996)			(996)
Withholding taxes related to net share settlement of restricted awards			(661)	(5,392)				(5,392)
Balance as of September 30, 2019	128,969	$129	(2,467)	$(37,516)	$3,229,334	$(3,520)	$(1,898,160)	$1,290,267

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(187,573)	$(61,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (Income) from discontinued operations, net of tax	379	(3,738)
Depreciation	16,005	16,252
Amortization of intangible assets	84,574	119,463
Amortization of convertible note discount and note issuance costs	11,531	11,586
Restructuring and asset impairment charges	6,484	8,568
Goodwill impairment	137,453	—
Equity-based compensation	22,459	28,226
Change in fair value of interest rate swaps	4,613	(10,245)
Loss on debt extinguishment	300	—
Deferred income taxes	(5,418)	(447)
Other operating, net	5,507	1,819
Changes in operating assets and liabilities:
Accounts receivable	(31,803)	30,548
Inventory	2,001	3,618
Prepaid expenses and other current assets and other long-term assets	(716)	7,377
Right-of-use assets, net of lease liabilities	14,919	—
Accounts payable and accrued expenses and other long-term liabilities	(26,003)	(35,237)
Taxes payable	(1,504)	(474)
Unearned revenue	(11,563)	(2,445)
Net cash provided by operating activities - Continuing operations	41,645	113,735
Net cash used in operating activities - Discontinued operations	(25)	—
Net cash provided by operating activities	41,620	113,735
Investing activities:
Payments for purchase of short- and long-term marketable securities	(69,220)	(150,583)
Proceeds from sales or maturities of short- and long-term marketable securities	165,799	142,753
Payments for purchase of property and equipment	(15,743)	(17,053)
Payments for acquisition of patents	(6,850)	—
Other investing, net	—	15
Net cash provided by (used in) investing activities	73,986	(24,868)
Financing activities:
Principal payments on long-term debt	(95,963)	(5,250)
Payments for dividends	(42,493)	(66,687)
Payments for contingent consideration and deferred holdback	—	(1,874)
Payments for withholding taxes related to net settlement of restricted awards	(5,392)	(6,755)
Proceeds from employee stock purchase plan	10,872	12,854
Net cash used in financing activities	(132,976)	(67,712)
Effect of exchange rate changes on cash and cash equivalents	(134)	(465)
Net (decrease) increase in cash and cash equivalents	(17,504)	20,690
Cash and cash equivalents at beginning of period	161,955	128,965
Cash and cash equivalents at end of period	$144,451	$149,655

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

TiVo Corporation provides an intellectual property portfolio and products to help consumers enjoy watching their favorite entertainment. Our technologies enable an integrated entertainment experience, making entertainment content easy to find, watch and enjoy. Our product business serves up the best movies, video and shows from across live TV, on demand, streaming services and countless apps, helping people discover what to watch as they wish. For content creators and advertisers, our machine learning for personalized content recommendations, conversational voice solution and targeted advertising methodologies help deliver a passionate group of watchers to increase viewership and engagement across online video, TV and other entertainment viewing platforms. Our intellectual property business provides a global portfolio of thousands of patents that underlie this entertainment platform as well as across the broader video landscape.

On May 9, 2019, the Company announced that its Board of Directors unanimously approved a plan to separate the Product and Intellectual Property Licensing businesses into separately traded public companies (the “Separation”). The Separation is expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that will hold the Product business (“ProductCo”). The Company intends that the Separation will be completed in a manner generally intended to qualify as tax-deferred to TiVo Corporation’s stockholders for U.S. federal income tax purposes. The Separation, targeted for completion by April 2020, is subject to certain conditions, including, among others, obtaining final approval from TiVo Corporation's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-deferred nature of the transaction for U.S. federal income tax purposes and the U.S. Securities and Exchange Commission declaring ProductCo's Registration Statement effective.

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

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of an acquired business. The recoverability of goodwill is assessed at the reporting unit level, which is either the operating segment or one level below. Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate their carrying amount may not be recoverable.

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed.

In the quantitative impairment test for goodwill, the fair value of the reporting unit is compared to its carrying amount. The fair value of the Product reporting unit and the Intellectual Property Licensing reporting unit is estimated using an income approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flows and considers projected revenue growth rates, future operating margins and risk-adjusted discount rates. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the fair value of a reporting unit is less than its carrying amount, an impairment loss equal to the difference is recognized.

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

In March 2017, the FASB shortened the amortization period for certain investments in callable debt securities held at a premium to the earliest call date. Application of the shortened amortization period was effective for the Company beginning on January 1, 2019 on a modified retrospective basis. The application of the shortened amortization period did not have an effect on the Company's Condensed Consolidated Financial Statements.

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

(2) Discontinued Operations

In the three and nine months ended September 30, 2019, the Company recognized a Loss from discontinued operations, net of tax, of $0.4 million and $0.4 million, respectively, as a result of costs incurred pursuant to certain indemnification obligations associated with previous business disposals. In the three and nine months ended September 30, 2018, the Company recognized Income from discontinued operations, net of tax, of $0.1 million and $3.7 million, respectively, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals.

(3) Financial Statement Details

Inventory

Components of Inventory were as follows (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$411	$864
Finished goods	2,645	6,585
Inventory	$3,056	$7,449

Property and equipment, net

Components of Property and equipment, net were as follows (in thousands):

	September 30, 2019	December 31, 2018
Computer software and equipment	$155,634	$148,935
Leasehold improvements	52,389	47,431
Furniture and fixtures	10,317	9,494
Property and equipment, gross	218,340	205,860
Less: Accumulated depreciation and amortization	(167,979)	(152,274)
Property and equipment, net	$50,361	$53,586

Accounts payable and accrued expenses

Components of Accounts payable and accrued expenses were as follows (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable	$13,686	$2,180
Accrued compensation and benefits	34,896	46,466
Other accrued liabilities	59,233	56,335
Accounts payable and accrued expenses	$107,815	$104,981

Supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Significant noncash transactions
Patents acquired as part of a licensing agreement	$7,086	$—

(4) Revenues

Revenue Details

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by significant customer, contract-type, geographic area and product offering (presented in Note 15). This information includes revenue recognized from contracts with customers and revenue from other sources, including out-of-license settlements.

Customers representing 10% or more of Total Revenues, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
AT&T Inc. ("AT&T")	11%	11%	11%	10%

Substantially all revenue from AT&T is reported in the Intellectual Property Licensing segment.

By segment, the pattern of revenue recognition was as follows (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Product	Intellectual Property Licensing	Total Revenues, net	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$17,616	$31,062	$48,678	$22,093	$26,528	$48,621
Goods and services transferred over time	65,172	36,743	101,915	72,519	39,768	112,287
Out-of-license settlements	—	7,931	7,931	—	3,801	3,801
Total Revenues, net	$82,788	$75,736	$158,524	$94,612	$70,097	$164,709

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Product	Intellectual Property Licensing	Total Revenues, net	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$55,963	$89,493	$145,456	$79,569	$81,977	$161,546
Goods and services transferred over time	203,334	109,623	312,957	224,682	125,212	349,894
Out-of-license settlements	—	34,518	34,518	—	15,966	15,966
Total Revenues, net	$259,297	$233,634	$492,931	$304,251	$223,155	$527,406

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$112,325	$115,312	$327,614	$351,423
Canada	13,380	9,797	55,927	30,173
United Kingdom	3,920	9,131	17,506	56,361
Rest of the world	28,899	30,469	91,884	89,449
Total Revenues, net	$158,524	$164,709	$492,931	$527,406

Revenue by geographic area is predominately based on the end user's location. Other than the U.S., no country accounted for more than 10% of Total Revenues, net for the three months ended September 30, 2019 and 2018. Other than the U.S. and Canada, no country accounted for more than 10% of Total Revenues, net for the nine months ended September 30, 2019. Other than the U.S. and United Kingdom, no country accounted for more than 10% of Total Revenues, net for the nine months ended September 30, 2018.

Accounts receivable, net

Components of Accounts receivable, net were as follows (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, gross	$186,828	$155,708
Less: Allowance for doubtful accounts	(3,001)	(2,842)
Accounts receivable, net	$183,827	$152,866

As of September 30, 2019 and December 31, 2018, AT&T represented 25% and 18% of Accounts receivable, net, respectively. Other than AT&T, no customer accounted for more than 10% of Accounts receivable, net as of September 30, 2019 and December 31, 2018.

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

	September 30, 2019	December 31, 2018
Accounts receivable, net	$52,983	$35,115
Prepaid expenses and other current assets	2,399	1,654
Other long-term assets	11,517	8,532
Total contract assets, net	$66,899	$45,301

No impairment losses were recognized with respect to contract assets for the three and nine months ended September 30, 2019 and 2018.

Contract liabilities are mainly comprised of unearned revenue related to consumer lifetime subscriptions for the TiVo service, multi-period licensing or cloud-based services and other offerings for which the Company is paid in advance of when control of the promised good or service is transferred to the customer. Unearned revenue also includes amounts related to professional services to be performed in the future. For the three and nine months ended September 30, 2019, the Company recognized $9.6 million and $34.0 million, respectively, of revenue that had been included in Unearned revenue as of December 31, 2018.

As of September 30, 2019, approximately $691.9 million of revenue is expected to be recognized from unsatisfied performance obligations that are primarily related to fixed-fee intellectual property and software-as-a-service agreements, which is expected to be recognized as follows: 9% in the remainder of 2019, 27% in 2020, 18% in 2021, 13% in 2022, 12% in 2023 and 21% thereafter.

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$42,208	$—	$—	$42,208
Cash equivalents - Money market funds	99,247	—	—	99,247
Cash equivalents - Corporate debt securities	2,996	—	—	2,996
Cash and cash equivalents	$144,451	$—	$—	$144,451

Corporate debt securities	$62,080	$67	$(11)	$62,136
U.S. Treasuries / Agencies	74,845	236	(23)	75,058
Marketable securities	$136,925	$303	$(34)	$137,194
Cash, cash equivalents and marketable securities				$281,645

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$40,125	$—	$—	$40,125
Cash equivalents - Money market funds	121,830	—	—	121,830
Cash and cash equivalents	$161,955	$—	$—	$161,955

Corporate debt securities	$114,159	$1	$(400)	$113,760
U.S. Treasuries / Agencies	118,497	70	(164)	118,403
Marketable securities	$232,656	$71	$(564)	$232,163
Cash, cash equivalents and marketable securities				$394,118

As of September 30, 2019, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$134,987	$135,204
Due in 1-2 years	4,934	4,986
Total	$139,921	$140,190

As of September 30, 2019 and December 31, 2018, Other long-term assets include equity securities accounted for under the equity method with a carrying amount of $3.4 million and $2.2 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $1.6 million and $1.5 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three and nine months ended September 30, 2019 and 2018.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the three and nine months ended September 30, 2019 and 2018, there were no transfers between levels of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	September 30, 2019			December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash and cash equivalents
Money market funds	$99,247	$99,247	$—	$121,830	$121,830	$—
Corporate debt securities	2,996	2,996	—
Short-term marketable securities
Corporate debt securities	62,136	—	62,136	90,753	—	90,753
U.S. Treasuries / Agencies	70,072	—	70,072	68,203	—	68,203
Prepaid expenses and other current assets
Interest rate swaps	—	—	—	173	—	173
Long-term marketable securities
Corporate debt securities	—	—	—	23,007	—	23,007
U.S. Treasuries / Agencies	4,986	—	4,986	50,200	—	50,200
Total Assets	$239,437	$102,243	$137,194	$354,166	$121,830	$232,336
Liabilities
Other long-term liabilities
Interest rate swaps	$(7,447)	$—	$(7,447)	$(3,012)	$—	$(3,012)
Total Liabilities	$(7,447)	$—	$(7,447)	$(3,012)	$—	$(3,012)

Rollforward of Level 3 Fair Value Measurements

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$(3,599)	$10,584	$(2,234)
Sales	—	(10,715)	—
Settlements	1,874	—	1,874
Transfers out (a)	1,700	—	1,700
Gain (loss) included in earnings	25	(85)	(1,340)
Unrealized loss reclassified on sale	—	216	—
Balance at end of period	$—	$—	$—

(a)	During the three and nine months ended September 30, 2018, $1.7 million related to the Cubiware contingent consideration was reclassified to a contingent liability that is not measured at fair value.

For the three and nine months ended September 30, 2018, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $0.1 million and $1.1 million loss, respectively, and in Interest expense related to accretion of the liability to future value of $0.1 million and $0.2 million, respectively.

Nonrecurring Fair Value Measurements

As part of the quantitative interim goodwill impairment test performed as of September 30, 2019, the Product and Intellectual Property Licensing reporting units were measured at fair value, resulting in a Goodwill impairment charge of $137.5 million. The unobservable inputs used to estimate the fair value of the Product and Intellectual Property Licensing reporting units include projected revenue growth rates, future operating margins and risk-adjusted discount rates, and, accordingly, these measurements would be classified in Level 3 of the fair value hierarchy. The Goodwill impairment charge and the valuation techniques used to estimate reporting unit fair values are more fully described in Note 1 and Note 7.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
2020 Convertible Notes	$289,284	$290,870	$326,640	$316,538
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	619,899	618,802	665,449	633,404
Total Long-term debt	$909,231	$909,720	$992,137	$949,990

(a)	If reported at fair value in the Condensed Consolidated Balance Sheets, debt issued or assumed by the Company would be classified in Level 2 of the fair value hierarchy.

(7) Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2019
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,065,180	$(833,081)	$232,099
Existing contracts and customer relationships	402,389	(210,887)	191,502
Content databases and other	57,359	(52,103)	5,256
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,533,228	(1,104,371)	428,857
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,547,228	$(1,104,371)	$442,857

	December 31, 2018
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,051,635	$(765,221)	$286,414
Existing contracts and customer relationships	402,756	(195,752)	207,004
Content databases and other	57,235	(50,883)	6,352
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,519,926	(1,020,156)	499,770
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,533,926	$(1,020,156)	$513,770

Patent Acquisitions

In the three and nine months ended September 30, 2019, the Company acquired patent portfolios for an aggregate cost of $7.1 million and $14.0 million, respectively. The patent portfolios acquired in 2019 were obtained for $7.1 million as consideration in a licensing agreement and for a $6.9 million cash payment. The Company accounted for the patent portfolios acquired as asset acquisitions and is amortizing the purchase prices over a weighted average period of nine years.

Estimated Amortization of Finite-Lived Intangible Assets

As of September 30, 2019, estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2019	$28,132
2020	112,401
2021	69,631
2022	41,946
2023	24,845
Thereafter	151,902
Total	$428,857

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Product	Intellectual Property Licensing	Total
December 31, 2018	$253,011	$1,291,332	$1,544,343
Impairment	(79,287)	(58,166)	(137,453)
Foreign currency translation	97	—	97
September 30, 2019	$173,821	$1,233,166	$1,406,987

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

During September 2019, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of September 30, 2019 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant and sustained decline in the trading price of TiVo's common stock, as well as lower-than-previously forecast revenue and profitability levels for the Product reporting unit and downward revisions to this reporting unit's short- and long-term forecasts. The forecast revisions for the Product reporting unit were identified as part of TiVo's 2020 budgeting process and reflect lower expectations for its Platform Solutions products, including changes in both the market and business models internationally. The changes in such expectations related to revenue growth rates, current market trends, business mix, cost structure and other expectations about the anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment test performed as of September 30, 2019, a Goodwill impairment charge of $137.5 million was recognized, of which $79.3 million related to the Product reporting unit and $58.2 million related to the Intellectual Property Licensing reporting unit. The Goodwill impairment charge for the Intellectual Property Licensing reporting unit resulted from an increase in the discount rate used to estimate fair value due to the decline in the trading price of TiVo's common stock.

No goodwill impairment charges were recognized as a result of an interim goodwill impairment test during the first two quarters of 2019.

Prior to completing the quantitative interim goodwill impairment test, TiVo tested the recoverability of long-lived assets other than goodwill assigned to the Product and Intellectual Property Licensing reporting units and concluded that such assets were not impaired.

(8) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Facility-related costs	$158	$99	$591	$387
Severance costs	953	2,822	4,923	5,606
Share-based payments	—	—	—	2,575
Asset impairment	875	—	961	—
Contract termination costs and other	9	—	9	—
Restructuring and asset impairment charges	$1,995	$2,921	$6,484	$8,568

Components of accrued restructuring costs were as follows (in thousands):

	September 30, 2019	December 31, 2018
Facility-related costs	$—	$264
Severance costs	2,179	3,996
Accrued restructuring costs	$2,179	$4,260

The Company expects a substantial portion of the accrued restructuring costs to be paid by the end of 2019.

2019 Transformation Plan

In connection with the May 2019 announcement of its plan to separate its Product and Intellectual Property Licensing businesses, the Company initiated certain activities to transform its business operations in order to execute the separation (the "2019 Transformation Plan"). As a result of the 2019 Transformation Plan, the Company expects to reduce headcount, move certain positions to lower cost locations, rationalize facilities and legal entities and terminate certain leases and other contracts. The 2019 Transformation Plan resulted in restructuring charges of $0.7 million during the three and nine months ended September 30, 2019, substantially all of which related to severance costs.

The process of completing the Separation has been and is expected to continue to be time-consuming and involve significant costs and expenses. In addition to the restructuring costs associated with the 2019 Transformation Plan, the Company also recorded costs that do not qualify as restructuring expense related to the Separation of $9.5 million and $13.9 million during the three and nine months ended September 30, 2019, respectively. These costs were recorded in Selling, general and administrative costs and consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other one-time transaction-related costs, including investment banking and consulting fees and other incremental costs directly associated with the Separation process.

Profit Improvement Plan

In February 2018, the Company announced its intention to explore strategic alternatives. In connection with exploring strategic alternatives, the Company initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, the Company moved certain positions to lower cost locations, eliminated layers of management and rationalized facilities resulting in severance costs and the termination of certain leases and other contracts. Restructuring activities related to the Profit Improvement Plan for the nine months ended September 30, 2019 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$591	$—	$(591)	$—	$—
Severance costs	3,857	4,223	(6,203)	—	(72)	1,805
Asset impairment	—	961	—	(961)	—	—
Total	$3,857	$5,775	$(6,203)	$(1,552)	$(72)	$1,805

As a result of actions associated with the Profit Improvement Plan, Restructuring and asset impairment charges of $8.1 million, primarily for severance-related benefits, were recognized in the nine months ended September 30, 2018.

The Profit Improvement Plan was substantially complete as of September 30, 2019.

Previous Restructuring Plans

Following completion of the TiVo Acquisition, TiVo Corporation began implementing integration plans that were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As a result of these integration plans, the Company eliminated duplicative positions resulting in severance costs and the termination of certain leases and other contracts. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $0.4 million, primarily facility-related costs, were recognized in the nine months ended September 30, 2018. The TiVo Integration Restructuring Plan was completed as of December 31, 2018.

Prior to the TiVo Acquisition, Rovi and TiVo Solutions had each initiated restructuring plans. The Legacy Rovi Restructuring Plan and the Legacy TiVo Solutions Restructuring Plan were completed as of December 31, 2018.

(9) Debt and Interest Rate Swaps

A summary of debt issued by or assumed by the Company was as follows (dollars in thousands):

				September 30, 2019		December 31, 2018
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$295,000	$289,284	$345,000	$326,640
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	621,912	619,899	668,500	665,449
Total Long-term debt				$916,960	909,231	$1,013,548	992,137
Less: Current portion of long-term debt					289,284		373,361
Long-term debt, less current portion					$619,947		$618,776

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2019, the 2020 Convertible Notes are convertible at a conversion rate of 39.7348 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $25.1668 per share of TiVo Corporation common stock.

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

Related to the 2020 Convertible Notes, the Condensed Consolidated Balance Sheets included the following (in thousands):

	September 30, 2019	December 31, 2018
Liability component
Principal outstanding	$295,000	$345,000
Less: Unamortized debt discount	(5,050)	(16,253)
Less: Unamortized debt issuance costs	(666)	(2,107)
Carrying amount	$289,284	$326,640

Equity component	$62,858	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stated interest	$369	$431	$1,225	$1,294
Amortization of debt discount	2,983	3,331	9,791	9,877
Amortization of debt issuance costs	387	412	1,256	1,206
Total interest expense	$3,739	$4,174	$12,272	$12,377

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi purchased call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of September 30, 2019, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 11.7 million shares of TiVo Corporation's common stock at an exercise price of $25.1668 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi sold warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of September 30, 2019, 13.0 million warrants were outstanding with an exercise price of $34.9541 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2019, the 2021 Convertible Notes are convertible at a conversion rate of 24.8196 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $34.0738 per share of TiVo Corporation common stock.

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

Expected Principal Payments

As of September 30, 2019, aggregate expected principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

2019 (a)	$295,000
2020	—
2021	621,960
Total	$916,960

(a)
While the 2020 Convertible Notes is scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into an interest rate swap or may terminate a previously executed interest rate swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as (Loss) gain on interest rate swaps in the Condensed Consolidated Statements of Operations. Amounts are presented in the Condensed Consolidated Balance Sheets after considering the right of offset based on its master netting agreements. During the three months ended September 30, 2019 and 2018, the Company recorded a $0.4 million loss and a $1.0 million gain, respectively, from adjusting its interest rate swaps to fair value. During the nine months ended September 30, 2019 and 2018, the Company recorded a $5.5 million loss and a $7.2 million gain, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	September 30, 2019	December 31, 2018	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
June 2013	January 2016	March 2019	$—	$250,000	2.23%	One-month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One-month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One-month USD-LIBOR

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

Practical Expedients and Exemptions

On adoption, the Company elected to apply the package of practical expedients permitted under the transition provisions of the new lease accounting standard, which among other things, allowed the Company to carryforward the historical lease classification. In addition, the Company elected to apply a practical expedient to combine the lease components and non-lease components into a single lease component. The Company also elected to apply a practical expedient to not measure or recognize right-of-use assets or lease liabilities for leases with a lease term of 12 months or less.

Lease Details

The Company has operating leases for corporate offices, data centers and certain equipment. As of September 30, 2019, the Company's leases have remaining lease terms of 3 months to 10 years and the Company has an option to terminate certain leases within the next 7 years. Additionally, certain leases include options to extend the lease term for up to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain real estate to third parties. The sublease portfolio consists of operating leases for previously exited office space. Certain subleases include variable payments for operating costs. The subleases are generally co-terminus with the head lease, or shorter. Subleases do not include any residual value guarantees or restrictions or covenants imposed by the leases.

The components of operating lease costs were as follows (in thousands):

Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed lease cost	$4,372	$13,387
Variable lease cost	1,282	3,880
Short-term lease cost	47	379
Less: Sublease income	(2,382)	(6,957)
Total operating lease cost	$3,319	$10,689

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Operating cash flows:
Cash paid for amounts included in the measurement of operating Lease liabilities	$14,511
Non-cash activity:
Right-of-use assets obtained in exchange for operating Lease liabilities	$7,574
Other adjustments to Right-of-use assets	$(1,626)

Supplemental balance sheet information related to operating leases was as follows (in thousands, except weighted average lease term and discount rate):

September 30, 2019
Right-of-use assets	$63,064

Lease liabilities - current	$13,562
Lease liabilities - non current	65,650
Total Lease liabilities	$79,212

Weighted average remaining lease term	6.0 years
Weighted average discount rate	6.6%

Expected Lease Payments

As of September 30, 2019, aggregate expected lease payments were as follows (in thousands):

	Operating Lease Liabilities	Sublease Income	Net Operating Lease Payments
Remainder of 2019	$3,862	$(1,746)	$2,116
2020	19,024	(6,873)	12,151
2021	17,047	(6,808)	10,239
2022	13,970	(6,269)	7,701
2023	11,977	(6,081)	5,896
Thereafter	31,651	(13,470)	18,181
Total lease payments	97,531	(41,247)	56,284
Less: imputed interest	(18,319)	—	(18,319)
Total	$79,212	$(41,247)	$37,965

(11) Contingencies

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services. TiVo Solutions has also indemnified certain customers and business partners for, among other things, the licensing of its products, the sale of its digital video recorders ("DVRs"), and the provision of engineering and consulting services. The Company’s obligation under its indemnification agreements with customer and business partners would arise in the event a third party filed a claim against one of the parties that was covered by the Company’s indemnification. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws.

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

The Company believes it has recorded adequate provisions for any such lawsuits, claims and proceedings and, as of September 30, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Condensed Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Condensed Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Condensed Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

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

The number of shares used to calculate Basic and Diluted EPS were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares used in computing basic per share amounts	126,081	123,459	125,160	122,756
Dilutive effect of equity-based compensation awards	—	—	—	—
Weighted average shares used in computing diluted per share amounts	126,081	123,459	125,160	122,756

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted awards	6,173	5,401	5,272	4,153
Stock options	596	1,907	885	2,238
2020 Convertible Notes (a)	11,722	12,918	12,881	12,918
2021 Convertible Notes (a)	1	1	1	1
Warrants related to 2020 Convertible Notes (a)	12,999	12,525	12,911	12,424
Weighted average potential shares excluded from the calculation of Diluted EPS	31,491	32,752	31,950	31,734

(a)	See Note 9 for additional details.

For the three months ended September 30, 2019 and 2018, 1.2 million and 0.6 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved. For the nine months ended September 30, 2019 and 2018, 0.7 million and 0.9 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $25.1668 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $7.62 per share on September 30, 2019, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

The 2020 Convertible Notes would be dilutive if the Company’s common stock closed at or above $25.1668 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 9 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock in connection with the 2020 Convertible Notes described in Note 9 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $34.9541 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. During the three months ended September 30, 2019 and 2018, no shares were repurchased under the share repurchase program. As of September 30, 2019, the Company had $150.0 million of share repurchase authorization remaining.

The Company issues restricted stock and restricted stock units (collectively, "restricted awards") as part of the equity-based compensation plans described in Note 13. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended September 30, 2019 and 2018, the Company withheld 0.3 million and 0.2 million shares of common stock to satisfy $2.3 million and $2.6 million of required withholding taxes, respectively. During the nine months ended September 30, 2019 and 2018, the Company withheld 0.7 million and 0.5 million shares of common stock to satisfy $5.4 million and $6.8 million of required withholding taxes, respectively.

Dividends

For the three months ended September 30, 2019 and 2018, the Company declared and paid dividends of $0.08 and $0.18 per share, respectively, for aggregate cash payments of $10.0 million and $22.3 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company declared and paid dividends of $0.34 and $0.54 per share, respectively, for aggregate cash payments of $42.5 million and $66.7 million, respectively.

In connection with the Separation, the Product and Intellectual Property Licensing businesses will evaluate the payment of dividends to shareholders in the future, if any. The capacity to pay dividends in the future depends on many factors, including their financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that their respective Boards of Directors consider relevant. In addition, the agreements governing the Company's debt, or new debt that may be incurred in the future, may limit or prohibit the payment of dividends.

Section 382 Transfer Restrictions

On September 7, 2016, upon the effective time of the TiVo Acquisition, the Company’s certificate of incorporation was amended and restated to include certain transfer restrictions intended to preserve tax benefits related to the net operating loss carryforwards (“NOLs”) of the Company pursuant to Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), that apply to transfers made by 5% stockholders, transferees related to a 5% stockholder, transferees acting in coordination with a 5% stockholder, or transfers that would result in a stockholder becoming a 5% stockholder. If the Company experiences an “ownership change,” as defined in Section 382 of the Code, its ability to fully utilize the NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits. These transfer restrictions are intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 5% or more of the Company's outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Company's Board of Directors. Such transfer restrictions will expire on the earlier of (i) the repeal of Section 382 or any successor statute if the Company’s Board of Directors determines that such restrictions are no longer necessary or desirable for the preservation of certain tax benefits, (ii) the beginning of a taxable year to which the Company’s Board of Directors determines that no tax benefits may be carried forward or (iii) the end of the day on September 7, 2019, three years from the effective time of the TiVo Acquisition when the Company’s certificate of incorporation was amended and restated to include certain transfer restrictions. The Company conducted a stockholder advisory vote with respect to the maintenance of such transfer restrictions in its certificate of incorporation at its 2017 Annual Meeting of Stockholders and the stockholders approved of such transfer restrictions. By operation of the amended and restated certificate of incorporation, the transfer restrictions expired on September 7, 2019 and a stockholder can become a 5% or greater stockholder without the approval of the Company’s Board of Directors.

(13) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards are generally subject to a four-year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of September 30, 2019, the Company had 36.4 million shares of common stock reserved and 10.6 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the TiVo Acquisition Date. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three-year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four-year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four-year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from the TiVo 2008 Plan generally have a contractual term of seven years. As of September 30, 2019, there were 3.9 million shares of common stock reserved for future issuance as outstanding awards vest under the TiVo 2008 Plan. The TiVo 2008 Plan expired in August 2018, and no further shares of common stock are available for future grant.

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

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four-month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period. As of September 30, 2019, the Company had 3.3 million shares of common stock reserved and 3.3 million shares available for issuance under the ESPP.

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

Weighted-average assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units subject to market conditions:
Expected volatility	40.7%	39.2%	40.7%	39.2%
Expected term	2.5 years	2.5 years	2.5 years	2.5 years
Risk-free interest rate	1.8%	2.6%	1.8%	2.6%
Expected dividend yield	4.4%	5.5%	4.4%	5.5%
ESPP shares:
Expected volatility	46.7%	44.3%	49.2%	43.3%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	1.8%	2.5%	2.1%	2.2%
Expected dividend yield	3.9%	6.1%	5.1%	5.6%

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

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average grant date fair value
Restricted awards	$6.39	$11.55	$6.72	$11.72
ESPP shares	$3.80	$3.67	$3.62	$3.99
Equity-based compensation
Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$5,148	$9,471	$22,459	$28,226
Pre-tax equity-based compensation, included in restructuring expense	$—	$—	$—	$2,575

As of September 30, 2019, there was $60.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.8 years. The unrecognized compensation cost, net of estimated forfeitures, excludes $3.3 million of unrecognized compensation cost related to performance-based restricted stock units with vesting conditioned on completion of a change-in-control event.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the nine months ended September 30, 2019 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,350	$14.26
Granted	4,487	$6.72
Vested	(1,815)	$14.45
Forfeited	(891)	$13.54
Outstanding as of end of period	7,131	$9.56

As of September 30, 2019, unvested restricted awards include 1.2 million performance-based restricted stock units.

The aggregate fair value of restricted awards vested during the three months ended September 30, 2019 and 2018 was $7.0 million and $8.6 million, respectively. The aggregate fair value of restricted awards vested during the nine months ended September 30, 2019 and 2018 was $14.8 million and $21.5 million, respectively.

(14) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense.

Components of Income tax expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign withholding tax	$3,518	$3,566	$14,737	$10,635
Federal income tax	1,466	—	3,878	—
Foreign income tax	809	18	1,482	578
State income tax	(228)	42	(501)	221
Change in indefinite reinvestment assertion	—	—	—	1,221
Change in deferred tax liabilities	—	213	—	(277)
Change in unrecognized tax benefits	395	62	426	59
Goodwill impairment	(4,041)	—	(4,041)	—
Transition Tax	—	868	—	868
Income tax expense	$1,919	$4,769	$15,981	$13,305

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

The Product segment consists primarily of licensing Company-developed user experience products and services to multi-channel video service providers and consumer electronics ("CE") manufacturers, licensing the TiVo service and selling TiVo-enabled devices, licensing metadata and advanced search and recommendation and viewership data, as well as sponsored discovery and in-guide advertising. We group our Product segment into three verticals based on the products delivered to our customer: Platform Solutions; Software and Services; and Other. Platform Solutions includes licensing Company-developed UX products, the TiVo service and selling TiVo-enabled devices. Software and Services includes licensing our metadata and advanced media and advertising solutions, including viewership data, sponsored discovery and in-guide advertising. Other includes legacy Analog Content Protection ("ACP"), VCR Plus+ and media recognition products.

The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to U.S. and international pay television ("TV") providers (directly and through their suppliers), mobile device manufacturers, CE manufacturers and over-the-top ("OTT") video providers. Our broad portfolio of licensable technology patents covers many aspects of content discovery, DVR, video-on-demand, OTT experiences, multi-screen functionality and personalization, as well as interactive applications and advertising. We group our Intellectual Property Licensing segment into three verticals based primarily on the business of our customer: US Pay TV Providers; CE Manufacturers; and New Media, International Pay TV Providers and Other. US Pay TV Providers includes direct and indirect licensing of traditional US Pay TV Providers regardless of the particular distribution technology (e.g., cable, satellite or the internet). CE Manufacturers includes the licensing of our patents to traditional CE manufacturers. New Media, International Pay TV Providers and Other includes licensing to international pay TV providers, virtual service providers, mobile device manufacturers and content and new media companies.

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

Segment results were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product
Platform Solutions	$62,083	$73,147	$198,851	$241,295
Software and Services	19,771	19,851	58,915	57,949
Other	934	1,614	1,531	5,007
Revenues, net	82,788	94,612	259,297	304,251
Adjusted Operating Expenses (1)	69,386	79,347	229,944	250,280
Adjusted EBITDA (2)	13,402	15,265	29,353	53,971
Intellectual Property Licensing
US Pay TV Providers	41,896	44,474	126,009	143,606
CE Manufacturers	15,580	8,859	31,928	26,754
New Media, International Pay TV Providers and Other	18,260	16,764	75,697	52,795
Revenues, net	75,736	70,097	233,634	223,155
Adjusted Operating Expenses (1)	25,659	23,461	68,825	73,790
Adjusted EBITDA (2)	50,077	46,636	164,809	149,365
Corporate
Adjusted Operating Expenses (1)	13,427	14,825	44,048	45,385
Adjusted EBITDA (2)	(13,427)	(14,825)	(44,048)	(45,385)
Consolidated
Total Revenues, net	158,524	164,709	492,931	527,406
Adjusted Operating Expenses (1)	108,472	117,633	342,817	369,455
Adjusted EBITDA (2)	50,052	47,076	150,114	157,951
Depreciation	5,314	5,338	16,005	16,252
Amortization of intangible assets	28,212	37,242	84,574	119,463
Restructuring and asset impairment charges	1,995	2,921	6,484	8,568
Goodwill impairment	137,453	—	137,453	—
Equity-based compensation	5,148	9,471	22,459	28,226
Separation and transformation costs	9,458	—	13,905	—
Transition and integration costs	189	(148)	1,342	9,303
Earnout amortization	—	—	—	1,494
CEO transition cash costs	—	—	1,000	(975)
Remeasurement of contingent consideration	—	(67)	—	1,104
Operating loss	(137,717)	(7,681)	(133,108)	(25,484)
Interest expense	(11,844)	(12,436)	(36,480)	(36,241)
Interest income and other, net	860	861	4,150	2,971
(Loss) gain on interest rate swaps	(390)	1,033	(5,475)	7,185
Loss on debt extinguishment	—	—	(300)	—
Loss from continuing operations before income taxes	$(149,091)	$(18,223)	$(171,213)	$(51,569)

(1)
Adjusted Operating Expenses are defined as operating expenses excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Goodwill impairment, Equity-based compensation, Separation and transformation costs, Transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs and Remeasurement of contingent consideration.

(2)
Adjusted EBITDA is defined as operating loss excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Goodwill impairment, Equity-based compensation, Separation and transformation costs, Transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs and Remeasurement of contingent consideration.

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

Executive Overview of Results

TiVo Corporation provides an intellectual property portfolio and products to help consumers enjoy watching their favorite entertainment. Our technologies enable an integrated entertainment experience, making entertainment content easy to find, watch and enjoy. Our product business serves up the best movies, video and shows from across live TV, on demand, streaming services and countless apps, helping people discover what to watch as they wish. For content creators and advertisers, our machine learning for personalized content recommendations, conversational voice solution and targeted advertising methodologies help deliver a passionate group of watchers to increase viewership and engagement across online video, TV and other entertainment viewing platforms. Our intellectual property business provides a global portfolio of thousands of patents that underlie this entertainment platform as well as across the broader video landscape. Explore the next generation of entertainment at tivo.com, forward.tivo.com or follow us on Twitter @tivo or @tivoforbusiness.

Our operations are organized into two reportable segments for financial reporting purposes: Product and Intellectual Property Licensing. The Product segment consists primarily of licensing Company-developed user experience ("UX") products and services to multi-channel video service providers and consumer electronics ("CE") manufacturers, licensing the TiVo service and selling TiVo-enabled devices, licensing metadata and advanced search and recommendation and viewership data, as well as sponsored discovery and in-guide advertising. The Intellectual Property Licensing segment consists primarily of licensing our patent portfolio to U.S. and international pay television ("TV") providers (directly and through their suppliers), mobile device manufacturers, CE manufacturers and over-the-top ("OTT") video providers. Our broad portfolio of licensable technology patents covers many aspects of content discovery, digital video recorders, video-on-demand, OTT experiences, multi-screen functionality and personalization, as well as interactive applications and advertising.

Total Revenues, net for the three months ended September 30, 2019 decreased by 4% compared to the prior year primarily due to an $11.8 million decrease in Product revenues. The decrease in Product revenues was attributable to a $4.1 million decrease in consumer revenue, which was driven by subscriber erosion, an increase in the amortization period for product lifetime subscriptions and lower hardware sales. Also contributing to the decrease was a $3.2 million decline in revenue from nonrecurring engineering services to an international cable operator, a $1.8 million revenue reduction related to adjusted subscriber reporting from Latin American operators and the year-ago quarter benefiting from a $3.3 million Passport contract renewal that included guaranteed minimums. These revenue declines were partially offset by a $3.2 million increase in revenue from an international cable operator exceeding its cumulative contractual minimums in 2019 and new agreements executed with Vodafone and Liberty Latin America during the quarter. Intellectual Property Licensing revenues increased $5.6 million due to a $4.1 million increase in catch-up payments intended to make us whole for the pre-license period of use. This was partially offset by a $2.8 million decrease in revenue from TiVo Solutions "Time Warp" agreements that were entered into with AT&T Inc. ("AT&T"), DirecTV, EchoStar Corporation ("EchoStar") and Verizon Communications, Inc. ("Verizon") prior to the TiVo Acquisition Date as a result of contract expirations.

For the three months ended September 30, 2019, we reduced Research and development and Selling, general and administrative compensation costs by $10.9 million, primarily as a result of benefits from our transformation and restructuring activities. We also realized a $9.0 million decrease in Amortization of intangible assets due to certain TiVo Solutions intangible assets reaching the end of their economic life. However, our Loss from continuing operations, net of tax was $151.0 million, or $1.20 per diluted share, compared to $23.0 million, or $0.19 per diluted share, in the prior year. The larger loss in the three months ended September 30, 2019 was primarily the result of a $137.5 million Goodwill impairment charge, $9.5 million of Separation and transformation costs incurred in the three months ended September 30, 2019 and the $6.2 million decrease in revenue described above.

Our intellectual property license with Comcast Corporation ("Comcast") expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, expired on September 30, 2017. The expiration of our intellectual property license with Comcast, as well as litigation initiated against Comcast, reduced revenues and increased litigation costs. While we anticipate Comcast will eventually execute a new intellectual property license, the length of time that Comcast is out of license prior to executing a new license is uncertain.

On May 9, 2019, we announced that our Board of Directors unanimously approved a plan to separate the Product and Intellectual Property Licensing businesses into separately traded public companies (the “Separation”). The Separation is expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that will hold the Product business (“ProductCo”). We intend that the Separation will be completed in a manner generally intended to qualify as tax-deferred to TiVo Corporation’s stockholders for U.S. federal income tax purposes. The Separation, targeted for completion by April 2020, is subject to certain conditions, including, among others, obtaining final approval from TiVo Corporation's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for U.S. federal income tax purposes and the U.S. Securities and Exchange Commission declaring ProductCo's Registration Statement effective.

The process of completing the Separation and transformation has been and is expected to continue to be time-consuming and involve significant costs and expenses. During the nine months ended September 30, 2019, we incurred $13.9 million of Separation and transformation costs. The Separation and transformation costs are primarily Selling, general and administrative costs, consisting of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other one-time transaction-related costs, including investment banking and consulting fees and other incremental costs directly associated with the Separation process. In addition, in connection with the May 2019 announcement of our plan to separate the Product and Intellectual Property Licensing businesses, we implemented a cost efficiency program to transform our business operations and to execute the Separation (the "2019 Transformation Plan"). As a result of the 2019 Transformation Plan, we expect to reduce headcount, move certain positions to lower cost locations, rationalize facilities and legal entities and terminate certain leases and other contracts. The 2019 Transformation Plan resulted in restructuring charges of $0.7 million during the nine months ended September 30, 2019, substantially all of which related to severance costs. We expect to spend up to an additional $35.0 million to complete the Separation and 2019 Transformation Plan.

Due to the loss of economies of scale and the need to establish stand-alone corporate functions for each company, the separation of TiVo Corporation into two independent companies is expected to result in total dis-synergies of approximately $25 million annually, primarily associated with the Intellectual Property Licensing business creating an independent patent innovation research organization and establishing stand-alone corporate functions such as finance, legal, information technology, real estate and human resources. As the Intellectual Property Licensing business involves a small portion of the customers and employees of the TiVo Corporation's business, the operational infrastructure and corporate functions will be separated from ProductCo and a new streamlined enterprise application and operational infrastructure will be established to manage the small portion of customers and employees that will remain with Intellectual Property Licensing business. As a result of the Separation and the smaller scale of ProductCo, the cost efficiency program is expected to more than offset the dis-synergies of the Separation.

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

The condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change $	Change %
Revenues, net:
Licensing, services and software	$155,918	$160,783	$(4,865)	(3)%
Hardware	2,606	3,926	(1,320)	(34)%
Total Revenues, net	158,524	164,709	(6,185)	(4)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	39,263	40,749	(1,486)	(4)%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	4,289	4,220	69	2%
Research and development	34,038	42,053	(8,015)	(19)%
Selling, general and administrative	45,677	39,867	5,810	15%
Depreciation	5,314	5,338	(24)	—%
Amortization of intangible assets	28,212	37,242	(9,030)	(24)%
Restructuring and asset impairment charges	1,995	2,921	(926)	(32)%
Goodwill impairment	137,453	—	137,453	N/a
Total costs and expenses	296,241	172,390	123,851	72%
Operating loss	(137,717)	(7,681)	(130,036)	1,693%
Interest expense	(11,844)	(12,436)	592	(5)%
Interest income and other, net	860	861	(1)	—%
(Loss) gain on interest rate swaps	(390)	1,033	(1,423)	(138)%
Loss from continuing operations before income taxes	(149,091)	(18,223)	(130,868)	718%
Income tax expense	1,919	4,769	(2,850)	(60)%
Loss from continuing operations, net of tax	(151,010)	(22,992)	(128,018)	557%
(Loss) Income from discontinued operations, net of tax	(379)	143	(522)	(365)%
Net loss	$(151,389)	$(22,849)	$(128,540)	563%

	Nine Months Ended September 30,
	2019	2018	Change $	Change %
Revenues, net:
Licensing, services and software	$486,575	$516,495	$(29,920)	(6)%
Hardware	6,356	10,911	(4,555)	(42)%
Total Revenues, net	492,931	527,406	(34,475)	(7)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	114,482	126,547	(12,065)	(10)%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	14,150	14,260	(110)	(1)%
Research and development	113,621	133,894	(20,273)	(15)%
Selling, general and administrative	139,270	133,906	5,364	4%
Depreciation	16,005	16,252	(247)	(2)%
Amortization of intangible assets	84,574	119,463	(34,889)	(29)%
Restructuring and asset impairment charges	6,484	8,568	(2,084)	(24)%
Goodwill impairment	137,453	—	137,453	N/a
Total costs and expenses	626,039	552,890	73,149	13%
Operating loss	(133,108)	(25,484)	(107,624)	422%
Interest expense	(36,480)	(36,241)	(239)	1%
Interest income and other, net	4,150	2,971	1,179	40%
(Loss) gain on interest rate swaps	(5,475)	7,185	(12,660)	(176)%
Loss on debt extinguishment	(300)	—	(300)	N/a
Loss from continuing operations before income taxes	(171,213)	(51,569)	(119,644)	232%
Income tax expense	15,981	13,305	2,676	20%
Loss from continuing operations, net of tax	(187,194)	(64,874)	(122,320)	189%
(Loss) Income from discontinued operations, net of tax	(379)	3,738	(4,117)	(110)%
Net loss	$(187,573)	$(61,136)	$(126,437)	207%

Total Revenues, net

For the three months ended September 30, 2019, Total Revenues, net decreased 4% compared to the prior year as Product revenues decreased $11.8 million and Intellectual Property Licensing revenues increased $5.6 million. Product generated 52% and 57% of Total Revenues, net for the three months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019, Total Revenues, net decreased 7% compared to the prior year as Product revenues decreased $45.0 million and Intellectual Property Licensing revenues increased $10.5 million. Product generated 53% and 58% of Total Revenues, net for the nine months ended September 30, 2019 and 2018, respectively.

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

For the three months ended September 30, 2019, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased 4% due to a $1.5 million decrease in non-recurring engineering costs and a $0.8 million decrease in compensation costs, as well as benefits from our transformation and restructuring activities. These benefits were partially offset by $1.5 million of impairment charges associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from patent license agreements executed with new customers and a $0.5 million increase in patent litigation costs, which was primarily related to the timing of costs incurred in the ongoing Comcast litigation. We expect to continue to incur material expenses related to the Comcast litigation in the future.

For the nine months ended September 30, 2019, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased 10% primarily as a result of an $8.2 million decrease in patent litigation costs, which was primarily related to the timing of costs incurred in the ongoing Comcast litigation and benefits from our transformation and restructuring activities, including a $1.4 million decrease in non-recurring engineering costs, a $1.1 million decrease in costs to acquire data from third parties to support our metadata operations, a $1.0 million decrease in compensation costs. We expect to continue to incur material expenses related to the Comcast litigation in the future. The decrease in costs was partially offset by $2.6 million of impairment charges associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from patent license agreements executed with new customers.

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

For the three and nine months ended September 30, 2019, Cost of hardware revenues, excluding depreciation and amortization of intangible assets benefited from the planned transition of our customers to deploying the TiVo service on third-party hardware. These benefits were partially offset by a $2.4 million inventory impairment during the nine months ended September 30, 2019 due to a reduced forecast for sales of refurbished units.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the three months ended September 30, 2019, Research and development expenses decreased 19% compared to the prior year primarily due to a $6.5 million decrease in compensation costs and other benefits from our transformation and restructuring activities.

For the nine months ended September 30, 2019, Research and development expenses decreased 15% compared to the prior year, primarily due to a $14.1 million decrease in compensation costs and a $4.6 million decrease in consulting costs as a result of benefits from our transformation and restructuring activities, as well as a $0.9 million decrease in Transition and integration costs associated with the TiVo Acquisition.

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

Selling, general and administrative expenses increased 15% during the three months ended September 30, 2019. The increase is primarily due to $9.5 million of Separation and transformation costs incurred during the three months ended September 30, 2019, partially offset by a $4.4 million decrease in compensation costs and other benefits from our transformation and restructuring activities.

Selling, general and administrative expenses increased 4% during the nine months ended September 30, 2019 as $13.9 million of Separation and transformation costs incurred during the nine months ended September 30, 2019 were partially offset by a $7.5 million decrease in Transition and integration costs associated with the TiVo Acquisition, which was primarily due to a $4.5 million loss associated with a legacy TiVo Solutions legal matter recorded in the second quarter of 2018 and a $1.8 million decrease in compensation costs and other benefits from our transformation and restructuring activities.

Amortization of intangible assets

The decrease in Amortization of intangible assets during the three and nine months ended September 30, 2019 was primarily due to certain intangible assets acquired as part of the TiVo Acquisition reaching the end of their economic life.

Restructuring and asset impairment charges

In connection with the May 2019 announcement of our plan to separate the Product and Intellectual Property Licensing businesses, we initiated certain activities to transform our business operations in order to execute the separation (the "2019 Transformation Plan"). As a result of the 2019 Transformation Plan, we expect to reduce headcount, move certain positions to lower cost locations, rationalize facilities and legal entities and terminate certain leases and other contracts. The 2019 Transformation Plan resulted in Restructuring charges of $0.7 million during the three and nine months ended September 30, 2019, substantially all of which related to severance costs.

In February 2018, we announced our intention to explore strategic alternatives. In connection with exploring strategic alternatives, we initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, we moved certain positions to lower cost locations, eliminated layers of management and rationalized facilities, which resulted in severance costs and the termination of certain leases and other contracts, generating over $40 million in annualized cost savings. As a result of actions associated with the Profit Improvement Plan, Restructuring and asset impairment charges of $1.3 million, primarily related to an asset impairment associated exiting a lease, and $2.8 million, primarily for severance-related benefits, were recognized in the three months ended September 30, 2019 and 2018, respectively. Restructuring and asset impairment charges of $5.8 million and $8.1 million, primarily for severance-related benefits, were recognized in the nine months ended September 30, 2019 and 2018, respectively, as part of the Profit Improvement Plan.

Following completion of the TiVo Acquisition, integration plans were implemented which were intended to realize operational synergies between Rovi and TiVo Solutions (the "TiVo Integration Restructuring Plan"). As part of the TiVo Integration Restructuring Plan, we eliminated duplicative positions resulting in severance costs and terminated certain leases and other contracts, generating over $110 million in annualized cost synergies. As a result of actions associated with the TiVo Integration Restructuring Plan, Restructuring and asset impairment charges of $0.4 million, primarily facility-related costs, were recognized in the nine months ended September 30, 2018.

Goodwill impairment

As a result of the quantitative interim goodwill impairment test performed as of September 30, 2019, a Goodwill impairment charge of $137.5 million was recognized, of which $79.3 million related to the Product reporting unit and $58.2 million related to the Intellectual Property Licensing reporting unit. For further details about the Goodwill impairment charge, refer to Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Interest expense

Interest expense decreased by $0.6 million and increased by $0.2 million during the three and nine months ended September 30, 2019 primarily due to changes in the interest rate associated with Term Loan Facility B, which bears interest, at our election, at a rate equal to either London Interbank Offered Rate ("LIBOR"), plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum. The Interest expense was also affected by a reduction in outstanding debt due to the $46.6 million Excess Cash Flow principal payment on Term Loan Facility B made in February 2019 and the $50.0 million of 2020 Convertible Notes repurchased in June 2019.

Interest income and other, net

The change in Interest income and other, net during the three months ended September 30, 2019 reflects $0.3 million of beneficial movements in foreign currency exchange rates and a $0.1 million increase in income from an equity method investment, which were offset by a $0.5 million decrease in gains on the sale of investments. We expect interest income to decrease due to investment sales in 2019 to fund the $46.6 million Excess Cash Flow principal payment on Term Loan Facility B made in February 2019 and the $50.0 million of 2020 Convertible Notes repurchased in June 2019.

The increase in Interest income and other, net for the nine months ended September 30, 2019 was primarily due to a $1.4 million increase in interest income due to an increase in interest rates and a $0.6 million increase in income from an equity method investment, which was partially offset by a $0.5 million decrease in gains on the sale of investments and $0.3 million of adverse movements in foreign currency exchange rates.

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

Loss on debt extinguishment

In June 2019, the Company repurchased $50.0 million of outstanding principal on its 2020 Convertible Notes. The Company accounted for the repurchase as a partial debt extinguishment and recognized a Loss on debt extinguishment of $0.1 million in the nine months ended September 30, 2019.

Annually, the Company may be required to make an additional principal payment on Term Loan Facility B, which is calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. In February 2019, the Company made an Excess Cash Flow payment of $46.6 million on Term Loan Facility B. The Company accounted for the Excess Cash Flow payment as a partial debt extinguishment and recognized a Loss on debt extinguishment of $0.2 million in the nine months ended September 30, 2019.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended September 30, 2019 of $1.9 million, which primarily consists of $3.5 million of Foreign withholding tax, $1.5 million of Federal income tax and $0.8 million of Foreign income tax, which was partially offset by a $4.0 million benefit from the Goodwill impairment charge recognized during the three months ended September 30, 2019. We recorded an Income tax expense for the three months ended September 30, 2018 of $4.8 million, which primarily consists of $3.6 million of Foreign withholding tax and a $0.9 million Transition Tax associated with the Tax Act of 2017.

We recorded Income tax expense for the nine months ended September 30, 2019 of $16.0 million, which primarily consists of $14.7 million of Foreign withholding tax, $3.9 million of Federal income tax and $1.5 million of Foreign income tax, which was partially offset by a $4.0 million a benefit from the Goodwill impairment charge recognized during the nine months ended September 30, 2019. We recorded an Income tax expense for the nine months ended September 30, 2018 of $13.3 million, which primarily consists of $10.6 million of Foreign withholding tax, $1.2 million of withholding taxes from a change in our assertion regarding the indefinite reinvestment of certain foreign earnings, a $0.9 million Transition Tax associated with the Tax Act of 2017 and $0.6 million of Foreign income tax, which was partially offset by a $1.0 million benefit to continuing operations from a gain on discontinued operations.

The year-over-year increase in Foreign withholding tax was due to a larger portion of license fees received in the nine months ended September 30, 2019 coming from licensees in countries subject to foreign withholding taxes.

(Loss) Income from discontinued operations, net of tax

In the three and nine months ended September 30, 2019, we recognized a Loss from discontinued operations, net of tax, of $0.4 million and $0.4 million, respectively, as a result of costs incurred pursuant to certain indemnification obligations associated with previous business disposals. In the three and nine months ended September 30, 2018, we recognized Income from discontinued operations, net of tax, of $0.1 million and $3.7 million, respectively, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals.

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

The Product segment's results of operations for the three and nine months ended September 30, 2019 and 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change $	Change %
Platform Solutions	$62,083	$73,147	$(11,064)	(15)%
Software and Services	19,771	19,851	(80)	—%
Other	934	1,614	(680)	(42)%
Product Revenues	82,788	94,612	(11,824)	(12)%
Adjusted Operating Expenses	69,386	79,347	(9,961)	(13)%
Adjusted EBITDA	$13,402	$15,265	$(1,863)	(12)%
Adjusted EBITDA Margin	16.2%	16.1%

	Nine Months Ended September 30,
	2019	2018	Change $	Change %
Platform Solutions	$198,851	$241,295	$(42,444)	(18)%
Software and Services	58,915	57,949	966	2%
Other	1,531	5,007	(3,476)	(69)%
Product Revenues	259,297	304,251	(44,954)	(15)%
Adjusted Operating Expenses	229,944	250,280	(20,336)	(8)%
Adjusted EBITDA	$29,353	$53,971	$(24,618)	(46)%
Adjusted EBITDA Margin	11.3%	17.7%

For the three months ended September 30, 2019, the $11.1 million decrease in Platform Solutions revenue was primarily attributable to a $4.1 million decrease in consumer revenue, which was driven by subscriber erosion, an increase in the amortization period for product lifetime subscriptions and lower hardware sales. Also contributing to the decrease was a $3.2 million decline in revenue from nonrecurring engineering services to an international cable operator, a $1.8 million revenue reduction related to adjusted subscriber reporting from Latin American operators and the year-ago quarter benefiting from a $3.3 million Passport contract renewal that included guaranteed minimums. These revenue declines were partially offset by a $3.2 million increase in revenue from an international cable operator exceeding its cumulative contractual minimums in 2019.

For the nine months ended September 30, 2019, the $42.4 million decrease in Platform Solutions revenue was primarily attributable to a decrease of $33.6 million in revenue from an international cable operator that exercised a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its then-current version of the TiVo software and purchasing additional engineering services. In addition, revenue for the nine months ended September 30, 2019 decreased $12.6 million due to consumer subscriber erosion, an increase in the amortization period for product lifetime subscriptions and lower hardware sales. These revenue declines were partially offset by a $7.8 million revenue increase for the nine months ended September 30, 2019 from an international software customer exceeding its contractual minimums in 2019.

For the three months ended September 30, 2019, Software and Services revenue was flat as a $0.9 million decrease in Personalized Content Discovery revenue, was offset by an $0.8 million increase in TV viewership data revenue. For the nine months ended September 30, 2019, the $1.0 million increase in Software and Services revenue was primarily the result of an $0.8 million increase in TV viewership data revenue.

For the three and nine months ended September 30, 2019, Other revenue primarily consists of ACP revenue, which is expected to decline in the future.

The 13% and 8% decreases in Product Adjusted Operating Expenses for the three and nine months ended September 30, 2019, respectively, were primarily due to reduced Research and development compensation and consulting costs. Product Adjusted Operating Expenses also decreased from the planned transition of our customers to deploying the TiVo service on third-party hardware and other benefits from our transformation and restructuring activities. A $2.4 million inventory impairment during the nine months ended September 30, 2019 due to a reduced forecast for sales of refurbished units partially offset these benefits.

Adjusted EBITDA Margin for the three months ended September 30, 2019 was flat as benefits from reduced Research and development compensation and consulting costs, benefits from our transformation and restructuring activities and a shift in business mix toward higher margin products due to the planned transition of our customers to deploying the TiVo service on third-party hardware were offset by the revenue changes described above. The decrease in Adjusted EBITDA Margin for the nine months ended September 30, 2019 reflect the revenue changes and inventory impairment described above, which were partially offset by benefits from reduced Research and development compensation and consulting costs, benefits from our transformation and restructuring activities and a shift in business mix toward higher margin products due to the planned transition of our customers to deploying the TiVo service on third-party hardware.

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

The Intellectual Property Licensing segment's results of operations for the three and nine months ended September 30, 2019 and 2018 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change $	Change %
US Pay TV Providers	$41,896	$44,474	$(2,578)	(6)%
CE Manufacturers	15,580	8,859	6,721	76%
New Media, International Pay TV Providers and Other	18,260	16,764	1,496	9%
Intellectual Property Licensing Revenues	75,736	70,097	5,639	8%
Adjusted Operating Expenses	25,659	23,461	2,198	9%
Adjusted EBITDA	$50,077	$46,636	$3,441	7%
Adjusted EBITDA Margin	66.1%	66.5%

	Nine Months Ended September 30,
	2019	2018	Change $	Change %
US Pay TV Providers	$126,009	$143,606	$(17,597)	(12)%
CE Manufacturers	31,928	26,754	5,174	19%
New Media, International Pay TV Providers and Other	75,697	52,795	22,902	43%
Intellectual Property Licensing Revenues	233,634	223,155	10,479	5%
Adjusted Operating Expenses	68,825	73,790	(4,965)	(7)%
Adjusted EBITDA	$164,809	$149,365	$15,444	10%
Adjusted EBITDA Margin	70.5%	66.9%

For the three and nine months ended September 30, 2019, Intellectual Property Licensing revenue grew 8% and 5%, respectively, due to an increase in revenues from CE Manufacturers and New Media, International Pay TV Providers and Other, which was partially offset by a decrease in revenue from US Pay TV Providers.

For the three and nine months ended September 30, 2019, the decrease in revenue from US Pay TV Providers was primarily due to decreases of $2.8 million and $20.1 million in the three and nine months ended September 30, 2019, respectively, in revenue from TiVo Solutions Time Warp agreements that were entered into with AT&T, DirecTV, EchoStar and Verizon prior to the TiVo Acquisition Date due to the expiration of these contracts by the end of July 2018. In addition, revenue from catch-up payments from US Pay TV Providers intended to make us whole for the pre-license period of use for the three and nine months ended September 30, 2019 decreased by $0.3 million and $0.7 million, respectively. These revenue declines from US Pay TV Providers were partially offset by increases in revenue from our existing customers.

For the three and nine months ended September 30, 2019, the increase in revenue from CE Manufacturers was primarily the result of an increase of $6.5 million and $7.0 million, respectively, from catch-up payments from CE Manufacturers intended to make us whole for the pre-license period of use. These increases in revenue were partially offset by a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models. Such declines could continue unless we are able to successfully license new entrants to this market.

For the three and nine months ended September 30, 2019, New Media, International Pay TV Providers and Other reflects an increase in revenue compared to the prior period due to new licenses and contract amendments executed since the year ago period. This revenue increase for the three months ended September 30, 2019 was partially offset by a $2.1 million decrease in revenue from catch-up payments intended to make us whole for the pre-license period of use. For the nine months ended September 30, 2019, New Media, International Pay TV Providers and Other reflects an increase of $12.3 million in revenue from catch-up payments intended to make us whole for the pre-license period of use, primarily related to expanding our license with Shaw Communications to include the TiVo Solutions patent portfolio and our first social media customer.

The 9% increase in Intellectual Property Licensing Adjusted Operating Expenses for the three months ended September 30, 2019 reflects a $1.5 million impairment charge associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from patent license agreements executed with new customers and a $0.5 million increase in patent litigation costs, which was primarily related to the timing of costs incurred in ongoing litigation. The 7% decrease in Intellectual Property Licensing Adjusted Operating Expenses during the nine months ended September 30, 2019 reflects an $8.2 million decrease in patent litigation costs, which was primarily related to the timing of costs incurred in ongoing litigation. This decrease in costs was partially offset by $2.6 million of impairment charges associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from patent license agreements executed with new customers.

The decrease in Adjusted EBITDA Margin for the three months ended September 30, 2019 is primarily the result of the $1.5 million impairment charge associated with a prepaid license and an increase in patent litigation costs, which were partially offset by an increase in Intellectual Property Licensing revenue. The increase in Adjusted EBITDA Margin for the nine months ended September 30, 2019 is primarily the result of the decrease in patent litigation costs combined with an increase in Intellectual Property Licensing revenue, partially offset by $2.6 million of impairment charges associated with a prepaid license.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the three and nine months ended September 30, 2019 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change $	Change %
Adjusted Operating Expenses	$13,427	$14,825	$(1,398)	(9)%

	Nine Months Ended September 30,
	2019	2018	Change $	Change %
Adjusted Operating Expenses	$44,048	$45,385	$(1,337)	(3)%

For the three and nine months ended September 30, 2019, the decrease in Corporate Adjusted Operating Expenses primarily reflects a decrease in compensation costs and other benefits from our transformation and restructuring activities.

Liquidity and Capital Resources

We finance our business primarily from operating cash flow. We believe our cash position remains strong and our cash, cash equivalents and marketable securities and anticipated operating cash flow, supplemented with access to capital markets as necessary, are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments, in addition to investments in future growth opportunities for at least the next twelve months. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions. Based on current market and business conditions, if we were to refinance our existing debt, we anticipate our cost of borrowing would increase.

As of September 30, 2019, we had $144.5 million in Cash and cash equivalents, $132.2 million in Short-term marketable securities and $5.0 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $38.9 million held by our foreign subsidiaries as of September 30, 2019. Due to our net operating loss carryforwards and the effects of the Tax Act of 2017, we could repatriate amounts to the U.S. with minimal income tax effects.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2019 compared to the prior year were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change $	Change %
Net cash provided by operating activities - Continuing operations	$41,645	$113,735	$(72,090)	(63)%
Net cash provided by (used in) investing activities	73,986	(24,868)	98,854	(398)%
Net cash used in financing activities	(132,976)	(67,712)	(65,264)	96%
Net cash used in operating activities - Discontinued operations	(25)	—	(25)	N/a
Effect of exchange rate changes on cash and cash equivalents	(134)	(465)	331	(71)%
Net (decrease) increase in cash and cash equivalents	$(17,504)	$20,690	$(38,194)	(185)%

For the nine months ended September 30, 2019, operating cash flow decreased $72.1 million. The decrease was primarily due to the timing of collections on Accounts receivable, net, a decrease in cash collections in advance of revenue being recognized and payments for Separation and transformation costs. We expect to make material cash payments for Separation and transformation costs through 2020. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part II, Item 1A. of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

For the nine months ended September 30, 2019, investing cash flow increased $98.9 million. Net proceeds from marketable security investment transactions increased by $104.4 million compared to the prior year. The proceeds from the investment transactions were primarily used to repay debt during the nine months ended September 30, 2019. The decrease in capital expenditures for the nine months ended September 30, 2019 was primarily associated with infrastructure projects designed to integrate TiVo Solutions in 2018. We expect 2019 full year capital expenditures of approximately $20 million to $25 million for infrastructure projects designed to support anticipated growth in our business, to strengthen our operations infrastructure and to prepare for the Separation. Partially offsetting these cash flow benefits was $6.9 million of cash paid to acquire patent portfolios during the nine months ended September 30, 2019.

Financing cash flow for the nine months ended September 30, 2019 reflects the repurchase of $50.0 million of outstanding principal of the Company's 2020 Convertible Notes for $49.4 million and a $46.6 million principal payment on Term Loan Facility B compared to $5.3 million of principal payments in the nine months ended September 30, 2018. Net cash used in financing activities for the nine months ended September 30, 2019 reflects dividend payments of $0.34 per share, resulting in aggregate cash payments of $42.5 million compared to dividend payments of $0.54 per share, resulting in aggregate cash payments of $66.7 million for the nine months ended September 30, 2018.

In connection with the Separation, the Product and Intellectual Property Licensing businesses will evaluate the payment of dividends to shareholders in the future, if any. The capacity to pay dividends in the future depends on many factors, including their financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that their respective Boards of Directors consider relevant. In addition, the agreements governing our debt, or new debt that may be incurred in the future, may limit or prohibit the payment of dividends.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million, which remains available as of September 30, 2019. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

Capital Resources

The outstanding principal and carrying amount of debt we issued or assumed was as follows (in thousands):

	September 30, 2019		December 31, 2018
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$295,000	$289,284	$345,000	$326,640
2021 Convertible Notes	48	48	48	48
Term Loan Facility B	621,912	619,899	668,500	665,449
Total	$916,960	$909,231	$1,013,548	$992,137

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

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2019, the 2020 Convertible Notes are convertible at a conversion rate of 39.7348 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $25.1668 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of September 30, 2019, the 2021 Convertible Notes are convertible at a conversion rate of 24.8196 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $34.0738 per share of TiVo Corporation common stock.

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

Except as disclosed below, there have been no significant changes to our critical accounting policies and estimates as compared to those disclosed in "Critical Accounting Policies and Estimates" in Part II, Item 7. of our Annual Report on Form 10-K, which is incorporated by reference herein.

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of an acquired business. The recoverability of goodwill is assessed at the reporting unit level, which is either the operating segment or one level below. Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate their carrying amount may not be recoverable.

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors which could trigger an interim impairment review, include, but are not limited to a:

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

If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed. In the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. The fair value of the Product reporting unit and the Intellectual Property Licensing reporting unit is estimated using an income approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flows and considers estimated revenue growth rates, future operating margins and risk-adjusted discount rates. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the fair value of a reporting unit is less than its carrying amount, an impairment loss equal to the difference is recognized.

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

During September 2019, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of September 30, 2019 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant and sustained decline in the trading price of TiVo's common stock, as well as lower-than-previously forecast revenue and profitability levels for the Product reporting unit and downward revisions to this reporting unit's short- and long-term forecasts. The forecast revisions for the Product reporting unit were identified as part of TiVo's 2020 budgeting process and reflect lower expectations for its Platform Solutions products, including changes in both the market and business models internationally. The changes in such expectations related to revenue growth rates, current market trends, business mix, cost structure and other expectations about the anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment test performed as of September 30, 2019, a Goodwill impairment charge of $137.5 million was recognized, of which $79.3 million relates to the Product reporting unit and $58.2 million relates to the Intellectual Property Licensing reporting unit. The Goodwill impairment charge for the Intellectual Property Licensing reporting unit resulted from an increase in the discount rate used to estimate fair value due to the decline in the trading price of TiVo's common stock.

Following the recognition of the Goodwill impairment charge, the equity fair value of the Product reporting unit equaled its carrying amount of $461.2 million and the equity fair value of the Intellectual Property Licensing reporting unit equaled its carrying amount of $829.1 million, which is net of the Company's debt. A deterioration in conditions or circumstances similar to those described above may result in additional goodwill impairment charges for the Product or Intellectual Property Licensing reporting units in the future. In addition, if we fail to renew licenses, or renew licenses with materially different terms than those assumed, if there is an adverse outcome with respect to patent infringement claims we have asserted against Comcast, an impairment of goodwill for the Intellectual Property Licensing reporting unit could result, the effect of which could be material.

No goodwill impairment charges were recognized as a result of an interim or annual goodwill impairment test during the first two quarters of 2019.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 9, 2019, we announced that our Board of Directors has unanimously approved a plan to separate our Product and IP Licensing businesses (the “Separation”). The Separation is expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that will hold the Product business (“ProductCo”). We currently intend that the Separation will be completed in a manner generally intended to qualify as tax-deferred to our stockholders for U.S. federal income tax purposes (the “Distribution”).

The Separation will be subject to customary closing conditions, including, among others, obtaining final approval from the TiVo Board of Directors, receipt of tax opinions, and the effectiveness of an applicable registration statement with the U.S. Securities and Exchange Commission.

Unanticipated developments, including difficulty in separating the assets and resources of our Product business from the rest of our assets and resources, changes to the competitive environment for the respective Product and IP Licensing businesses, possible delays in obtaining or failure to obtain tax opinions, an IRS ruling on the tax-deferred nature of the Distribution, regulatory or other approvals or clearances to approve or facilitate the Separation, including the Distribution, uncertainty in financial markets and other challenges in executing the Separation as planned, including addressing any impact of the Separation and the Distribution on our existing credit facilities and convertible notes, could delay or prevent the Distribution, or cause the Separation, including the Distribution, to occur on terms or conditions that are different or less favorable than expected.

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

The following table provides information about the Company's purchases of its common stock during the three months ended September 30, 2019 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2019	—	$—	—	$150,000
August 2019	—	$—	—	$150,000
September 2019	—	$—	—	$150,000
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted awards on vesting. During the three months ended September 30, 2019, we withheld 0.3 million shares of common stock to satisfy $2.3 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.01**	Executive Severance Plan, as amended				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File				+

*	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

+	Included in Interactive Data File covered by Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIVO CORPORATION
Authorized Officer:
Date:	By:	/s/ David Shull
November 7, 2019		David Shull
President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
November 7, 2019		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
November 7, 2019		Wesley Gutierrez
Chief Accounting Officer and Treasurer