Form 10-K
period 2019-12-31
TiVo Corp
filed 2020-02-18
CIK 1675820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(408) 519-9100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	TIVO	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Series A Junior Participating Preferred Stock Purchase Rights	N/A	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $911.6 million as of June 30, 2019, based on the closing price on the Nasdaq Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The number of shares of the Registrant's Common Stock outstanding on February 12, 2020 was 127.5 million.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TIVO CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K for TiVo Corporation (the “Company,” “we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including the discussion contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, successfully integrating Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. (“TiVo Solutions”) following our acquisition of TiVo Solutions on September 7, 2016) (the "TiVo Acquisition"), realizing planned synergies and cost-savings associated with the TiVo Acquisition, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American pay TV service providers, competition in our markets and the impact of our previously announced combination with Xperi Corporation.

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

PART I.

ITEM 1. BUSINESS

Overview

TiVo Corporation ("TiVo") is a global leader in bringing entertainment together, making entertainment content easy to find, watch and enjoy. Consumers are drowning in entertainment choices with dozens of content providers launching their own video applications, new over-the-top ("OTT") providers expanding their offerings and subscription video-on-demand ("VOD") platforms proliferating. In this world of accelerating fragmentation, content providers, marketers and advertisers are challenged to reach their audiences. TiVo provides a broad set of cloud-based services, embedded software solutions and intellectual property that bring entertainment together for the watchers, creators and advertisers.

TiVo products make it easy for consumers to discover what to watch. We don’t make consumers choose between traditional TV channels and digital content. Instead of forcing people to swipe from app to app, we serve up a personalized selection of shows from hundreds of live TV channels, tens of thousands of on demand movies and TV episodes and the latest digital content. For the creators and advertisers, TiVo's products deliver a passionate group of watchers to increase viewership and engagement across online video, TV and other entertainment viewing platforms.

We have worked closely with pay TV operators globally to deploy sophisticated cloud-based services and software products. This entertainment platform uses machine learning to provide consumers with content recommendations across online video, television programming, movies and music entertainment in a unified discovery experience.

It all starts with our entertainment metadata. We take basic information about TV shows, movies and thousands of digital entertainment episodes from around the world and then enhance that information with a knowledge graph that incorporates all of the extensive connections between actors, directors, genres, famous phrases and social media trends. We are also able to provide personalized recommendations for individuals that change based on the time of day, box in the house and more based on de-identified viewership data. TiVo is unique in that it can incorporate its rich, enhanced metadata with extensive viewing habits to provide its customers with recommendations across entertainment types. Worldwide, tens of millions of households use our personalized content discovery technology.

While we offer our pay TV operator partners and consumers sophisticated guides and search functionality, many of our consumers prefer to use our conversation-based voice search capabilities. Because of our enhanced knowledge graph about the multitude of relationships among various shows, we are able to provide consumers with the ability to drill down into a show they are looking for in a series of related queries. For example, a consumer can use our voice technology to instruct “show me comedy movies on tonight”, then modify that query for “movies with Bill Murray” and “only from the 80s”. Our platform makes this a “conversation” and allows for nested queries with sophisticated context cues.

We offer our portfolio of products as both discrete component technologies for our customers to integrate into their internally developed solutions or as part of completely integrated modular solutions. Our integrated portfolio of software and cloud-based services provide an all-in-one approach for navigating a fragmented universe of content by seamlessly combining live, recorded, video-on-demand and over-the-top (e.g., Netflix, Amazon Prime Video, Hulu, VUDU, YouTube and other digital-first brands) content into one intuitive user interface with simple universal search, discovery, viewing and recording making it easier for consumers to find, watch and enjoy entertainment when and where they want it.

By making it easier for consumers to find the entertainment they enjoy watching, we are able to help reduce the churn of our pay TV partners subscribers. This is because subscribers who are able to more easily find content, watch 25% more channels and watch the content for 40% longer. By removing the hassle of finding entertainment, they simply enjoy watching the content more.

We are beginning to monetize this platform. We offer content providers, marketers and advertisers advanced media solutions, including viewership data, the ability to sponsor certain parts of our content discovery experience and audience insights. We have also developed a range of targeted advertising opportunities on our entertainment platform, including advertising inventory in the guides, on the content discovery pages and as pre-roll in front of recorded shows and movies. We plan to expand this monetization platform aggressively. Today, we provide content recommendations on more than 38 million households, we process data on more than 39 million households and we offer an average of 15 billion ad avails per month.

Our solutions are sold globally to cable, satellite and telecommunications pay TV service providers, virtual service providers, consumer electronics ("CE") manufacturers, content and new media companies, advertisers and agencies. In North America, we also sell a whole home media solution with recurring services directly and through retail to consumers.

Our products and innovations are protected by broad portfolios of licensable technology patents. These portfolios cover many aspects of content discovery, digital video recorder ("DVR"), VOD and OTT experiences, multi-screen viewing, mobile device video experiences, entertainment personalization, voice interaction, social and interactive applications, data analytics solutions and advertising. We license our patent portfolios for use with linear broadcast television and, as the industry extends into new video services through internet technologies, for use with internet connected televisions, personal computers, video game consoles, media streaming and mobile devices. We believe that an ongoing marketplace transition toward mobile viewing and device proliferation present further opportunity to extend our patent licensing programs for new use cases and additional customer verticals.

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

Pay TV Is Moving To The Internet. These portable devices and services, as well as new capabilities are impacting the full entertainment value chain, fueling new business models and increasing competition among existing market participants, while introducing new entrants. Distributors such as pay TV and virtual service providers, content and new media companies, retailers and others are seeking ways to strengthen their respective competitive advantages and increase their speed of innovation. Pay TV providers are engaged in a broad effort to enable subscribers to enjoy content where and when they want, on whatever device they choose. This "TV Everywhere" ("TVE") trend is driving significant investment as service providers move from legacy distribution technologies to internet-based infrastructure for delivering pay TV services across broadband networks and wireless networks.

Content Producer and Distributor Business Models. Content producers are also exploring new forms of distribution and business models to protect and advance their position in the distribution value chain. Many content producers are trying direct-to-consumer business models, exploring new forms of content licensing and additional hybrid business models which combine both traditional pay TV with direct-to-consumer distribution through either subscription or ad-supported monetization. Content distributors are looking to better understand consumer engagement, improve their services and expand their ability to market their content and services. Many distributors are also investing in original content or developing online or digital first video to establish a more competitive position, retain subscribers and protect their business from future subscriber losses. Combined, these changes are resulting in an overall increase in industry competition between content producers and content distributors, as well as increasing the number of companies distributing premium video content directly to consumers.

Consumer Electronics Devices. Global economic trends and increased competition have challenged much of the traditional CE marketplace and consumption habits are evolving beyond the TV and set-top boxes ("STBs") and gaming consoles to a broader set of video consumption devices such as tablets, smart phones and media streaming devices. Consumers are demanding access to media on all their devices that can connect to video services. This has evolved into an ecosystem of multi-device functionality that requires extensive software development, cloud infrastructure and ongoing maintenance and support for these devices throughout their usable life, leading to higher costs for a CE manufacturer years after the initial device is sold. Consumers are becoming more comfortable managing multiple consumption endpoints driving CE manufacturers to seek an ongoing revenue relationship with their customers; one that expands beyond selling the consumer a new device every few years. This leads to a demand for add-on services and advertising that allow the CE manufacturer to monetize and profit from the ongoing distribution or maintenance of entertainment content over the life of a device.

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

Data Driven Economy. To enable this evolving advertising and media ecosystem, it is critical that advertisers, advertising agencies, broadcast networks, content producers and content distributors have broad access to granular census-level viewership data that can be anonymously matched with other information such as behavioral, demographic or purchase data. While much of the third-party data is available as a result of the relative maturity of the digital advertising ecosystem, this level of pay TV, OTT and online or digital first video viewership data is still relatively scarce. Viewership data is a critical component required to identify, locate and market to specific audiences, as well as to enable effective cross-platform measurement and attribution.

Our Strategy

Television is rapidly evolving with an expanding sea of content choices including traditional linear programming, VOD, TVE, OTT services, digital-first and user-generated content. Further, consumers are accessing and subscribing to video content in new ways such as "skinny bundles" (which include smaller groups of channels) from incumbent pay TV service providers or through OTT services on tablets, smart televisions and streaming devices. According to our research, consumers are now using an average of seven services every month. This is leading to pressure on the content producers and content distribution business models and we believe we have created a best-in-class suite of products, advanced technologies and intellectual property that addresses the needs of consumers, pay TV service providers, virtual service providers, CE manufacturers, content and new media companies and the evolving advertising ecosystem. Our key growth strategy includes:

Entertainment Discovery, Access and Recording. Finding content to watch or record and watch later remains the foundation of the entertainment experience. We believe new discovery experiences integrating advanced personalization, live, recorded, OTT and online video on multiple screens with social engagement and new forms of interaction such as voice commands, will continue to be an area of opportunity. We also believe that metadata, which contains detailed information about entertainment content and programming, data on consumer’s entertainment interests and media engagement history, along with predictive analytics to interpret and utilize the data will be important in enabling highly personalized content experiences both in pay TV and video services from virtual service providers, CE manufacturers and content and new media companies.

Unified Access to Internet Streamed Content. We have created the guide for the streaming age by enabling content from the internet to be fully integrated with traditional TV, OTT services and online or digital first video to engage viewing audiences through a single single unified content discovery experience. We are enabling content producers, service providers and advertisers to promote and merchandize content in new ways. Central to this experience are streaming channels that bring video made for digital content, movies and a variety of internet video streams together in a single location that is easy to access across content platforms. This platform lets viewers access ad-supported free programming, a-la-carte purchases and subscription collections of their favorite internet-based content. Viewers have access to categories like news, sports and entertainment and internet favorites from well-known content aggregators. We enable both our multichannel video programming distributor (“MVPD”) end-users and our retail customers to access all this content with no applications to open. Content discovery can be seamless with an entertainment experience that is highly personalized for every viewer.

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

Build on Key Customer Relationships. We intend to grow our business by expanding on the technologies that we provide to existing customers and creating new customer product licensing relationships as more companies add media entertainment to their digital lifestyle solutions. We continue to accelerate our customers' efforts to address the industry's expanding needs for entertainment discovery, access, recording and audience data. We will continue to expand relationships with customers in various industry and market segments, including:

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

•	Content Producers and New Media Companies: Creators and owners of video content for OTT content, media distribution, search, social network, digital first and online retail companies.

•	Advertisers: Marketers, brand advertisers, agencies and advertising technology providers.

•	Retail End-Consumers: The entertainment consumer that aspires to create their own bundle of entertainment across available pay TV services, OTT, virtual service providers and new media.

Innovating Products, Services and Technologies. We are continually striving to develop new technologies and solutions to meet the evolving needs of both traditional pay TV and internet distribution of entertainment from content owners and other aggregators. We are committed to expanding our technology base, enhancing our existing products and introducing additional products and services. Key areas of development include enabling our customers to transition to internet or streamed video delivery, powering natural language voice interactions, enabling personalized content discovery, monetizing audiences through sponsored promotions and delivering media engagement data to enable targeted advertising solutions. In addition to improving technologies in our current fields of operation, we intend to pursue emerging opportunities where we are positioned to drive growth in the business.

Protect our Intellectual Property Position. We have adopted a proactive patent strategy designed to protect and extend our technology and intellectual property. We have built and will continue to add to a large intellectual property patent portfolio. The licensing of our intellectual property patent portfolio is a significant part of our business. We believe that our future success partly depends on our ability to continue innovating for the evolving media consumption marketplace. We have patented functionality for many aspects of our solutions in the areas of content discovery, DVR, VOD, TVE, OTT, multi-screen, personalization, contextual search and recommendation and other interactive applications, data analytics and advertising. Our portfolio of internally developed innovation is enhanced by patents acquired or licensed from other industry participants when appropriate. While we historically have licensed our portfolio for use with linear broadcast television, the industry transition to internet platform technologies is enabling new video services for television inside and outside the home on a broad array of media consumption devices. We believe this transition presents new opportunities for us to continue to develop patentable inventions and expand the industries we serve and to license additional patent rights, which enables advanced media devices and services.

Pursue Strategic Transactions. When appropriate, we seek to expand our technology portfolio, improve our capabilities and extend or grow our businesses by pursuing licensing arrangements, joint ventures and strategic acquisitions of companies whose business, technologies or proprietary rights complement and advance our operational and strategic goals.

On December 18, 2019, the Company and Xperi Corporation (“Xperi”) entered into an Agreement and Plan of Merger and Reorganization (the “Xperi Merger Agreement”), pursuant to which TiVo and Xperi agreed to effect an all-stock, merger of equals strategic combination of their respective businesses (the "Xperi Combination"). The board of directors of each of TiVo and Xperi have approved the Xperi Merger Agreement and the transactions contemplated thereby. The Xperi Combination is subject to certain customary approvals, including the approval of shareholders of TiVo and Xperi, and is expected to be completed by June 30, 2020.

Product Segment

We group our Product business into two verticals based on the products delivered to our customer: Platform Solutions; and Software and Services. Platform Solutions includes licensing Company-developed User Experience ("UX") products, the TiVo Service and selling TiVo-enabled devices. Software and Services includes licensing our metadata and advanced media and advertising solutions, including viewership data, sponsored discovery and in-guide advertising. These Software and Services make up a suite of component technologies that can be integrated into any of our customer segments' internally developed platforms or deployed as an integrated solution for pay TV service providers. Our Product segment generated 53%, 58% and 51% of our Total Revenues, net for the years ended December 31, 2019, 2018 and 2017, respectively.

Platform Solutions

We currently offer our Platform Solutions products in North America, Europe, Latin America, Asia Pacific and most recently Africa. Globally, our Platform Solutions customers include Altice USA, Inc., Charter Communications, Inc. ("Charter"), Cogeco Inc., Mediacom LLC, RCN Corporation, Virgin Media plc ("Virgin") and many others. As of December 31, 2019, 25 million pay TV and consumer households are estimated to utilize our Platform Solutions, including those using G-Guide, with 14 million of these households outside North America.

UX Solutions. We are reimagining television to evolve the user experience to be the content discovery platform that breaks down the content silos and boundaries to create a truly unified media experience. We are integrating virtual channels of internet delivered video directly into the consumer's primary video consumption platform to provide universal search, discovery and consumption regardless of where the content originates. Our UX Solutions allow service providers to customize certain elements of the IPGs for their customers and to upgrade the programming features and services they offer. Our UX Solutions provide content producers with a platform for merchandising their content. Our UX Solutions allow viewers to build their own entertainment bundle to truly personalize their experience with current and future program information and are compatible with service providers' subscription management, pay-per-view (“PPV”) and VOD services. We also offer operational support, professional services and content metadata. Our UX Solutions also have the ability to include advertising. When advertising is included, we typically share a portion of the advertising revenue with the service provider. We currently offer UX Solutions marketed to service providers under the TiVo, iGuide and Passport brands in the U.S., Canada and Latin America. Service providers generally pay us a monthly per subscriber fee to license our UX Solutions.

We also offer UX Solutions to the CE industry under the G-GUIDE brand in Japan. We receive license fees for these solutions based on the number of units produced or shipped that incorporate our technology or utilize our patents. Our agreements with the major CE manufacturers generally allow them to ship an unlimited number of units incorporating our technology, provided they pay us a fixed fee. In addition, our joint venture with Dentsu Inc. and Tokyo News Service Limited, Interactive Program Guide Inc. (“IPG JV”), acts as the exclusive provider of program listings and advertising for our program guides in Japan, marketed under the G-Guide brand. We own 46% of the IPG JV and have certain contractual management rights. We retain the right to license and collect fees for other products, technology and intellectual property in Japan, regardless of whether the customer is an active customer of IPG JV.

TiVo Service. The TiVo Service is our most advanced platform, offering a fully-integrated cloud-based solution that powers the TiVo Service client software that operates on STBs in consumer homes, as well as applications that operate on third party software platforms, such as iOS and Android, that power tablets, smartphones and mobile streaming devices. The solution supports multiple services and applications, such as linear TV programming, broadband OTT video content, digital music, photos and other media experiences. The cloud-based service manages interaction with the TiVo Service infrastructure, automatically connecting TiVo-enabled devices to provide program guide data, content recommendations, media promotion, advertising, broadband content and client software upgrades. We have enabled the TiVo Service client software to operate on STBs, such as those from CommScope Holding Company, Inc. ("CommScope") and Technicolor SA, as well as, Android TVTM boxes and streamers from a variety of manufacturers, for deployment in MVPD networks. We also enable a full suite of cloud-based internet-protocol television ("IPTV") solutions, including internet protocol linear, VOD, start-over, catch-up and network DVR. We allow pay TV operators the flexibility to transition to IPTV while utilizing their current infrastructure to take advantage of internet video and OTT content. This solution allows the STB to operate as an ultra HD STB and a multi-room client STB. Over the past few years, the TiVo Service client software has undergone a significant refactoring. In addition to developing a new look and feel, our next generation TiVo Service platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, extensive video metadata, robust data collection and new back office capabilities, and allows our hardware partners' devices to connect with third-party consumer devices and services to enable existing and future functionality.

We also offer a direct-to-consumer retail TiVo Service in North America, to consumers who purchase TiVo DVRs and companion TiVo Mini whole-home devices. For our direct-to-consumer retail TiVo Service, consumers either pay us recurring service fees, or in some cases pay a one-time upfront fee for access to the TiVo Service for the life of the purchased TiVo DVR. We outsource the manufacturing and hardware designs to a strategic partner. The TiVo Service Platform includes a modular front-end that allows the basic platform to be used by hardware manufacturers to build STBs that support digital and analog broadcast, cable, internet TV, OTT and VOD services. We continue to advance the TiVo Service client software to operate across a variety of hardware platforms. As of December 31, 2019, more than six million households were using the TiVo Service.

CubiTV Solutions. We provide flexible middleware solutions targeted to pay TV service providers, whether cable, satellite, terrestrial and telecommunications operators, in developing and emerging markets who want to introduce advanced TV services to their networks. CubiTV and CubiGo give emerging market pay TV service providers the ability to cost-effectively deliver a wide range of interactive services along with a superior user experience to their subscribers. TiVo Lite is a more advanced middleware that offers the TiVo user interface integrated with our Personalized Content Discovery solution and the Cubiware cloud-based infrastructure. Our middleware runs on STBs and supports DVR functionality. Our CubiTV and TiVo Lite solutions enable multi-screen technology for pay TV service providers to cost-effectively deliver video-oriented services through CE devices, such as tablets, personal computers and smartphones. CubiTV and TiVo Lite middleware customers typically pay engineering integration fees plus a per device license fee.

Software and Services

Metadata. Our metadata products are a critical component of delivering an interactive entertainment experience. We offer comprehensive metadata covering television, sports, movies, digital-first, music, celebrities, books and video games. As of December 31, 2019, our content library includes unique data on more than 21.8 million video programs, including theatrical, digital-first, DVD and Blu-ray releases, as well as thousands of celebrities. Our database also has information on more than 4.1 million music albums, 36.0 million songs, 12.7 million books, 135,000 video games, 144,000 active athletes and 159,000 sporting events. We develop our metadata through a technology platform that combines machine learning techniques and platform-mediated work with our proprietary and patented knowledge graph technology. This technology platform delivers content faster and at higher quality than traditional editorial models can offer. There are five levels within the metadata portfolio: basic metadata (such as artist or album); navigational metadata (such as relationships between actors and movies or television series); editorial metadata (such as actor biographies, television, movie or music reviews); enhanced metadata (such as weighted keywords and connections across all entities in our library) and real-time metadata (such as sports play-by-play and excitement scores). Our focus on quality, robustness and consistent international depth has made us a recognized leader in entertainment metadata services worldwide. Looking forward, we continue to expand our portfolio, recently launching new products that support new media efforts from content studios, TV broadcasters and automotive entertainment providers.

As of December 31, 2019, our television and movie metadata includes information from 50 countries including the United States, countries in Latin America including Brazil and countries in Europe including France, Germany and Spain. We license several metadata and service offerings, including, but not limited to, schedules, listings and web content linking services. Customers typically pay us a monthly or quarterly fee for the rights to use the metadata, receive regular updates and integrate it into their own service. Our metadata can be sold stand-alone or as a complement to another TiVo product such as a UX Solution or search and recommendation solution. We deliver metadata using real-time APIs and as bulk data files depending on our customer’s requirements. Globally our metadata customers include leading companies such as Microsoft Corporation ("Microsoft") and Samsung Electronics Co. Ltd. ("Samsung").

Personalized Content Discovery and Natural Language Voice. Personalized Content Discovery with conversation services provides service providers, CE device manufacturers and application/service developers a way to enable their customers to quickly find, discover and access content across linear broadcast television, VOD, DVR and OTT sources. The ongoing investment in our Personalized Content Discovery platform enables us to provide some of the most advanced capabilities in media personalization, prediction and voice search. Built on a robust cloud architecture and widely deployed with pay TV and other providers, our solution is a leading technology in the market. We continue to expand this solution with innovations focused on new verticals such as, content promotion, internet video services and advertising.

We process anonymous viewing information uploaded from STBs, digital media devices and consumer input for use in recommendations and personalization. The advanced algorithms of our technology understands the nature and relationship of content information and the context surrounding a user's behavior to deliver an advanced personalized content discovery experience. Results can be generated through traditional text entry, voice interaction or our content recommendations. Our natural language voice solution, when combined with our advanced search and recommendations technology, enables a conversational interaction between a viewer and their content experience. We have brought together advanced semantic and contextual technologies to enable powerful media centric voice interactivity. Combined with the expertise of our content editors and our comprehensive entertainment metadata, we deliver a powerful discovery solution. These technologies can be applied to pay TV, internet TV and video services from virtual service providers, content producers and CE manufacturers. Customers typically pay us a per subscriber or per device fee. Our search and recommendation solutions are widely deployed with many leading pay TV service providers including Charter and Verizon Communications, Inc. ("Verizon").

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

We provide advertisers with nationwide or regionally targeted advertising on our UX Solutions. Advertisers place ads in a variety of display formats in both traditional linear television and digital advertising for internet delivered content, seamlessly incorporated into the user interface. Advertisements can trigger a variety of actions when selected via a remote control, including video advertisement playback, DVR recordings and direct response. Media and conventional advertisers are interested in the value proposition of utilizing display advertising in television interfaces to reach consumers with an interactive experience or guide them to related media content. Utilizing our Personalized Content Discovery platform, we also target content promotions as ‘paid search’ by directly including the sponsored content in user interface’s recommended content carousel. We work with service providers bundling their non-TiVo advertising inventory with our native inventory giving us a more significant national footprint.

Our TV Viewership Data platform processes millions of households of TV viewership data with program airings data. Our platform enables us to partner with service providers to unlock the value of their return-path data, transforming raw return-path data into meaningful viewership information to inform advertising, promotion and marketing initiatives. Utilizing our TV Viewership Data, MVPDs, broadcasters, content producers, advertising agencies and advertisers can activate subscriber’s TV viewership alone or in combination with third-party data sources using industry-leading data safe havens to target directly, or through third party viewer segments, promotions and advertising to monetize their subscriber customer base.

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

Intellectual Property Licensing Segment

Our Intellectual Property Licensing segment generated 47%, 42% and 49% of our Total Revenues, net for the years ended December 31, 2019, 2018 and 2017, respectively.

Patent Portfolios. The foundation for our Intellectual Property Licensing segment is an expansive patent portfolio. We have filed patent applications relating to thousands of inventions resulting from our research and development, including many critical aspects of the design, functionality and operation of TiVo products and services, as well as technology that we may incorporate into future products and services. We continue to grow our patent portfolios in size and relevance through ongoing investment, targeted acquisitions and strategic management of the portfolio. We generate a substantial portion of our Intellectual Property Licensing revenue from our discovery patents, which represents 93% of our total patents.

Over the last 10 years, our portfolio of U.S. discovery patents has more than quadrupled in total size. The scope and relevance of our discovery patent portfolios have also grown over this period, reflective of the increase in available entertainment experiences and expanding functionality. Our discovery portfolio's patents have expiration dates as late as 2038. We have extensive, ongoing innovation efforts in place to ensure the longevity of our patent portfolios so they continue to provide long-term protection across the key areas of our business and the media experience.

Protecting our Investment. From time-to-time, we engage in litigation to protect our intellectual property from infringement. We are currently involved in litigation against Comcast Corporation ("Comcast"), where we have alleged that Comcast is infringing our intellectual property. While litigation is never our preference and we prefer to reach a mutually agreeable commercial licensing arrangement, it is a necessary tool to effectively protect our technology investment.

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

Major Licensees. Our major pay TV service provider and video distribution intellectual property licensees include Altice USA, Inc. (including Cablevision), AT&T, Inc. ("AT&T"), Charter, Cox Communications, Inc, Sky plc, Verizon and many others. We also have license agreements with third party IPG providers. Our CE intellectual property licensees include leading CE companies such as Panasonic Corporation and Samsung. As of December 31, 2019, 148 million pay TV subscribers worldwide are estimated to be receiving a licensed UX or IPG solution, including 83 million internationally.

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

TiVo Customer Service. We provide customer support through outsourced service providers as well as our internal customer service personnel for our direct-to-consumer retail TiVo Service in North America. When our product is distributed through a pay TV service provider, the pay TV service provider is primarily responsible for customer support. We offer training, network operating center services and other assistance to these pay TV service providers. Our retail TiVo Service subscribers have access to an internet-based repository for technical information and troubleshooting techniques. Subscribers can also obtain support through other means such as our website, web forums, email and telephone support.

Sales and Marketing

Our business is conducted by direct sales organized by geography and by vertical market. Major regions covered are North America, Latin America, Europe/Middle East/Africa (EMEA) and Asia Pacific. Major vertical markets covered are pay-TV Operators, CE Manufacturers, Content Creators/Owners, New Media/Social Media, OTT providers, Advertisers and Agencies.

Multi-Channel Video Service Providers and Consumer Electronics. We license metadata and advanced search and recommendation and viewership data, as well as sponsored discovery and in-guide advertising to multi-channel video service providers and consumer electronics manufacturers globally.

Consumer Retail. We sell TiVo-enabled DVRs and the related service directly to customers through sales programs via the TiVo.com website and license the sale of TiVo-enabled DVRs through a third party to a limited number of retailers. The customer commits to either a minimum subscription period of one year or for the lifetime of the DVR. After the initial subscription period, customers have various pricing options when they renew their subscription.

Seasonality. We generate a significant number of our new consumer subscriptions for the TiVo Service during and immediately after the Christmas holiday shopping season. We also incur increased sales and marketing costs in advance of the Christmas holiday shopping season.

Competition

There are a number of companies that produce and market advanced media solutions such as UXs, IPGs, DVRs, search, recommendation, natural language voice, metadata and advanced data and analytics in the various formats which compete, or we believe will compete, with our products and services over time. Principal competitive factors include brand recognition and awareness, product and service functionality, innovation, ease of use, personalization, content access and availability, mobility and pricing. While we are competitive across this range of factors, we believe our primary competitive differentiation comes from our ability to integrate all of our products to create unique value to our customers and the depth and breadth of our IP portfolio.

Platform Solutions. Our Platform Solutions face competition from companies such as Synamedia, MediaKind, Kudelski, SA, MobiTV, Inc., Enghouse Systems Limited and from MSO developed solutions such as Comcast X1 and Liberty Global plc's Horizon Media, which have created competing products that provide user interface software for use on STBs and CE and mobile devices. Such companies may offer more economically attractive agreements to service providers and CE manufacturers by bundling multiple products together. Another common competitor we encounter is a customer who chooses to build its own IPG and DVR solution, under license with our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have innovative, high-quality products ready to be implemented, with local and network DVR, integrated data distribution infrastructure and content, as well as third party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions can speed our customers' time to market, can be deployed at a lower cost than internally built products and can be superior to “do-it-yourself” products. For those that choose to do it themselves, we have component products such as advanced search, recommendation, conversation and insights, Cubiware middleware products and our extensive metadata offerings providing them a full suite of services to power their next generation in-house built media experience.

TiVo Service. The TiVo Service competes in North America against solutions sold directly by pay TV service providers and virtual service providers in North America. These solutions often have similar feature sets, such as DVR capabilities, search and discovery, multi-room viewing and TVE access for mobile devices. Some of these solutions are offered at lower prices, but in many cases, are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, the DVRs are usually professionally installed and may appeal to consumers who do not wish to pro-actively select a DVR service. The TiVo Service also competes against products with on-demand OTT streaming capabilities offered by CE manufacturers. Though these devices do not offer the breadth of the TiVo Service, they do offer alternative ways to access TVE and OTT content. For example, many CE manufacturers have television or DVD products that are internet-enabled and others have built dedicated devices for accessing video over the internet such as Apple TV, Amazon Fire TV Recast, Google Chromecast and Roku. Similarly, companies such as DISH Network L.L.C (Sling

TV), AT&T (DirecTV NOW), Microsoft and Sony Corporation have now enabled the digital delivery of video programming over the internet to video game consoles and other consumer devices.

Metadata. In metadata, we compete with other providers of entertainment-related content metadata such as Gracenote (a subsidiary of Nielsen Holdings plc) and Ericsson Group's Red Bee Media, as well as a number of local metadata providers. While we do not believe that our competitors' metadata sets offer the same comprehensive breadth of focus on media exploration, discovery and management in as many regions of the world as we do, they present competition to our metadata business for each of their areas of focus.

TV Audience Data. We collect and analyze audience research data in an area where companies such as comScore, Inc. and Nielsen Holdings plc and other online data analytics companies compete for research spend from advertisers, advertising agencies and television networks. Other large companies are also focusing resources in this area including Comcast, Facebook, Inc. and Alphabet, Inc.'s Google business. Many of our existing customers are investing in significant platforms to enable their businesses with these capabilities. We believe that there is a significant opportunity for us as an independent data and technology provider, with proprietary access to critical data assets associated with consumers' engagement with entertainment media.

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

As of December 31, 2019, we held approximately 1,600 U.S. patents and had approximately 600 U.S. patent applications pending. As of December 31, 2019, we also had approximately 2,200 foreign patents and approximately 1,000 foreign patent applications pending. Each of our issued patents expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2038.

We own or have rights to various copyrights, trademarks and trade names used in our business. These include, but are not limited to, TiVo, Rovi, Passport, Rovi Guides, G-GUIDE, iGuide and Cubiware. We have secured numerous foreign and domestic trademark registrations for our distinctive marks, including but not limited to registrations for the marks “TiVo,” the TiVo logo, “Season Pass” and certain sound marks.

Many of our competitors, other companies and individuals have obtained and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We offer no assurance that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. There can be no assurance that we are or will be aware of all patents that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the patent holders or to redesign the products or services in such a way as to avoid infringing the patent. This could affect our ability to compete in a particular market.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners. For example, the U.S. and other countries have adopted certain laws, including the Digital Millennium Copyright Act of 1998 ("DMCA") and the European Copyright Directive, which are aimed at the prevention of piracy of content and the manufacture and sale of products that circumvent copy protection technologies, such as those covered by our patents.

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

To meet its statutory obligation without compromising the security of video services, the FCC required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels. In 2003, the FCC adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that utilize unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a STB (but without the ability for consumers to use interactive content). In 2013, the United States Court of Appeals for the District of Columbia Circuit struck down the FCC rules in a way that could have an impact on cable operators’ continued provision of CableCARDs to customers for use with third-party navigation devices. In December 2014, Congress passed the Satellite Television Extension and Localism Act Reauthorization ("STELAR"), which repealed an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the STBs they lease to their subscribers effective December 4, 2015. STELAR also directed the FCC to create a working group to find a successor standard to replace the CableCARD. The cable industry has continued to provide CableCARDs for third-party devices like ours. We cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Although current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices and STBs, all of which could affect demand for UXs incorporated in STBs or CE devices.

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

We may be further subject to international laws associated with data protection, privacy and other aspects of our business in Europe and elsewhere and the interpretation and application of data protection laws remains uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Further, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. The resulting regulation, if any, may alter our ability to target advertising or provide data about the end-users and/or customers and their behavior.

Additionally, the privacy regulatory landscape in the U.S. changes rapidly and we may become subject to new privacy or cybersecurity regulations. Such laws and regulations could affect our ability to process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), our ability to control our costs by using certain vendors or service providers or our ability to offer certain services in certain jurisdictions. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020. The CCPA creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information and allows for a new cause of action for data breaches. It is unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

In the U.S., service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, torts, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the DMCA has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Privacy Protection Act restricts the ability of service providers to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Employees

As of December 31, 2019, we had approximately 1,450 full-time employees, of which approximately 640 were based outside the U.S. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part on the continued service of our key employees and on our continued ability to hire and retain qualified personnel.

Available Information

Our website is located at www.TiVo.com. We intend to make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission (the “SEC”). The reference to our website does not constitute incorporation by reference of the information contained on or hyperlinked from our website and should not be considered part of this document.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below. You should consider these risk factors together with other information contained or incorporated by reference in our filings with the SEC before investing in our securities. If any of the following risks are realized, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected, which in turn could adversely affect our ability to repay our outstanding convertible senior notes or other indebtedness. In those events, the price of our common stock could decline and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred and may continue to incur significant restructuring costs and may not realize our anticipated cost savings with respect to our restructuring initiatives.

We have incurred material restructuring costs in connection with our cost saving initiatives, exploring strategic alternatives and integrating TiVo Solutions' operations with the operations of Rovi. These restructuring actions may not achieve the associated cost savings in a timely and efficient manner, and we may not fully realize the anticipated cost savings for a variety of reasons. Some of the risks include failure to obtain expected cost savings due to cost overruns. In addition, these restructuring plans are designed to reduce our fixed costs and our operating expenses, which have included and may include in the future, employee-related costs, the consolidation of office locations, elimination of redundant information systems and product integration and consolidation efforts. These restructuring activities may result in material restructuring charges that could adversely affect our results of operations and cash flows in the periods in which such charges occur or payments are made. Additionally, actual costs related to such restructuring actions have in the past and may in the future, exceed the amounts that we previously estimated. Further, if the expected cost saving benefits are not realized, our business may be harmed.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2019 we had U.S. federal and state net operating losses of $1.0 billion and $1.1 billion, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2020. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act of 2017, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act of 2017. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

In connection with the approval of the Xperi Combination, our Board of Directors approved a Section 382 rights agreement (the “NOL Rights Plan”). The NOL Rights Plan is designed to protect TiVo’s NOLs from the effect of Internal Revenue Code Section 382 discussed above. The completion of the merger would move TiVo significantly closer to the 50 percent ownership change outlined in Section 382 and increase the likelihood of a loss of TiVo’s valuable NOLs. The NOL Rights Plan will only be effective until the earlier of the consummation of the mergers contemplated by the Merger Agreement or the termination of the Merger Agreement. Although the NOL Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect utilization of our NOLs, there is no assurance that the NOL Rights Plan will prevent all transfers that could result in such an “ownership change.” The NOL Rights Plan and the transfer restrictions described above could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our common stock. A third party that acquires in excess of 4.95% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the NOL Rights Plan. This may adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our stock or additional shares of our stock.

We have indebtedness which could adversely affect our financial position.

As of December 31, 2019, we had $1.0 billion of total debt outstanding, which includes $715.0 million under our 2019 Term Loan Facility and $295.0 million under our 2020 Convertible Notes. Our 2019 Term Loan Facility is guaranteed by us and certain of our domestic subsidiaries and is secured by substantially all of our and the subsidiary guarantors' assets. Our indebtedness may:

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

Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting its operations, many of which are beyond our control.

The elimination of the USD London Interbank Offered Rate ("LIBOR") could materially impact our interest expense.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company’s 2019 Term Loan Facility and interest rate swaps are currently indexed to USD-LIBOR and are expected to be indexed to USD-LIBOR or its replacement in the future. To the extent the USD-LIBOR replacement results in higher interest rates, the Company’s interest expense on its 2019 Term Loan Facility could materially increase.

Covenants in our debt agreements restrict our business in many ways and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected.

Our 2019 Term Loan Facility contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default under our 2019 Term Loan Facility and/or our other indebtedness, which could in turn result in a substantial portion of our indebtedness becoming due prior to its scheduled maturity date. In such event, we may be unable to repay all of the amounts that would become due under our indebtedness. If we were unable to repay those amounts, the lenders under our 2019 Term Loan Facility could proceed against the collateral granted to them to secure that indebtedness. In any case, if a significant portion of our debt was accelerated, we might be forced to seek bankruptcy protection.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness when due.

If our cash flows and capital resources are insufficient to timely fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2019 Term Loan Facility restricts our ability to dispose of assets, use the proceeds from any disposition of assets and refinance our indebtedness. We may not be able to consummate those dispositions or to maximize the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

In addition, borrowings under our 2019 Term Loan Facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Repayment of debt is dependent on cash flow generated by our subsidiaries and their respective subsidiaries.

Our subsidiaries, including Rovi Guides Inc., Rovi Solutions Corporation, TiVo Platform Technologies LLC and TiVo Solutions Inc., own a significant portion of our assets and conduct substantially all of our operations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event Rovi Corporation does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its debt obligations, including the 2020 Convertible Notes. Accordingly, repayment of Rovi Corporation's indebtedness depends, to a significant extent, on the generation of cash flow by its subsidiaries, including Rovi Guides, Inc. and Rovi Solutions Corporation. Because they are not guarantors or a co-issuer of the 2020 Convertible Notes, Rovi Corporation’s subsidiaries do not have any obligation to pay amounts due on those notes or to make funds available for that purpose. Conversely, the ability of TiVo Corporation to repay its indebtedness under our 2019 Term Loan Facility depends, in part, on the generation of cash flow by its subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Additionally, distributions from our non-U.S. subsidiaries may be subject to foreign withholding taxes and would be subject to U.S. federal and state income tax which could reduce the net cash available for principal and interest payments.

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

From time to time the Financial Accounting Standards Board (the “FASB”) modifies the accounting standards applicable to our financial statements, which could materially affect our financial position or results of operations. For example, in February 2016, the FASB issued an amended accounting standard for leases, Accounting Standards Update No. 2016-02, Leases (“Topic 842”). On January 1, 2019, we adopted Topic 842 using the modified retrospective approach. As a result of adopting Topic 842, we recognized the present value of our existing minimum lease payments as lease liabilities of $81.9 million and a corresponding right-of-use asset of $66.7 million. See Note 1 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein, for additional information about the effect of adopting Topic 842.

We utilize non-GAAP reporting in our quarterly earnings press releases.

As part of our quarterly earnings press releases, we publish measures compiled in accordance with GAAP as well as non-GAAP financial measures, along with a reconciliation between the GAAP and non-GAAP financial measures. The reconciling items adjust amounts reported in accordance with GAAP for certain items which are described in detail in each such quarterly earnings press release. We believe that our non-GAAP financial measures are meaningful to investors when analyzing our results of operations as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions on such non-GAAP financial measures. If we decide to alter or curtail the use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be adversely affected if investors analyze our performance in a different manner.

Our investment portfolio is subject to risks which may cause losses and affect the liquidity of our investment portfolio.

Our investment portfolio includes various money market funds and marketable debt securities, such as corporate debt securities, U.S. Treasury and agency securities. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. Furthermore, if there is a default on or downgrade of the securities in our investment portfolio, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our financial position, results of operations or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

Risks Related to Our Business and Industry

We are subject to risks and uncertainties related to announced combination with Xperi Corporation.

In December 2019, we signed and announced an agreement to combine with Xperi. The Xperi Combination is not yet completed. The proposed Xperi Combination exposes us to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the pendency of the combination, risks and uncertainties regarding regulatory review of the combination, the diversion of management’s time to the combination; exposure to potential litigation in connection with the combination; and risks and uncertainties with respect to suppliers, customers and other business relationships, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the Xperi Combination and perceived uncertainties related to the future of TiVo could cause our stock price to fluctuate significantly. We can provide no assurance that the Xperi Combination will have a positive impact on our results of operations, cash flow or financial condition.

The value of the merger consideration payable to stockholders of TiVo Corporation in the Xperi Combination is uncertain.

TiVo stockholders will receive a fixed number of shares of the common stock of a new parent company (“HoldCo”) in the Xperi Combination, rather than a number of shares of HoldCo common stock with a particular fixed market value. The market value of TiVo common stock at the consummation of the Xperi Combination may vary significantly from the TiVo common stock price prior to the date the Xperi Combination merger agreement was executed or the date on which TiVo stockholders vote on the proposed Xperi Combination. Because the exchange ratio set forth in the Xperi Merger Agreement is fixed and will not be adjusted to reflect any changes in the market price of TiVo common stock, the market value of the HoldCo common stock issued in the proposed Xperi Combination, and the TiVo common stock surrendered in the proposed Xperi Combination, respectively, may be higher or lower than the market values of such shares of common stock on earlier dates. All of the merger consideration to be received by TiVo stockholders in the Xperi Combination will be HoldCo common stock (other than cash in lieu of fractional shares of HoldCo common stock received by certain TiVo stockholders). At the time of the special meeting of TiVo stockholders to be held to vote on the Xperi Combination, TiVo stockholders will not know or be able to determine the market value of the HoldCo common stock they may receive upon completion of the Xperi Combination. Changes in the market price of TiVo common stock may result from a variety of factors that are beyond the control of TiVo, including changes in its business, operations and prospects, regulatory considerations, governmental actions and legal proceedings and other developments. Market assessments of the benefits of the combination, the likelihood that the combination will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of TiVo common stock. Changes in the market price of TiVo common stock may also be caused by fluctuations and developments affecting industry-specific and general economic and market conditions and may have an adverse effect on TiVo common stock prior to the consummation of the Xperi Combination.

TiVo is not permitted to terminate the Xperi Merger Agreement solely because of changes in the market prices of either its or Xperi Corporation’s common stock. In addition, the market values of Xperi common stock and TiVo common stock may vary significantly from the date of the special meetings of their respective stockholders held to vote on the Xperi Combination to the date of the completion of the mergers effecting the Xperi Combination. There is no assurance that the mergers will be completed, that there will not be a delay in the completion of the mergers, or that all or any of the anticipated benefits of the mergers will be obtained.

Termination of the Xperi Merger Agreement could negatively impact us.

If the Xperi Merger Agreement is terminated in accordance with its terms and the mergers effecting the combination are not consummated, the ongoing business of TiVo may be adversely affected by a variety of factors. TiVo’s business may be adversely impacted by the failure to pursue other beneficial opportunities during the pendency of the proposed combination, by the failure to obtain the anticipated benefits of the combination, by payment of certain costs relating to the combination, and by the focus of its management on the combination for an extended period of time rather than on management opportunities or other issues. The market price of TiVo common stock might decline as a result of any such failures to the extent that the current market prices reflect a market assumption that the combination will be completed.

In addition, if the Xperi Merger Agreement is terminated under certain circumstances, TiVo may be required to pay a termination fee to Xperi Corporation, depending on the circumstances surrounding the termination. TiVo may also be negatively impacted if the merger agreement is terminated and its board seeks but is unable to find another business combination or strategic transaction offering equivalent or more attractive consideration than the consideration to be provided in the combination, or if TiVo becomes subject to litigation related to entering into or failing to consummate the mergers, including direct actions by TiVo stockholders against the directors and/or officers of TiVo for breaches of fiduciary duty, or derivative actions brought by TiVo stockholders in the name of TiVo.

We are subject to certain contractual restrictions while the proposed Xperi Combination is pending.

The Xperi Merger Agreement restricts TiVo from making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends in excess of certain thresholds, repurchasing or issuing securities outside of existing share repurchase and equity award programs, and taking other specified actions until the earlier of the completion of the Xperi Combination or the termination of the merger agreement without the consent of the other party. These restrictions may prevent TiVo from pursuing attractive business opportunities that may arise prior to the completion of the Xperi Combination and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Xperi Combination could be exacerbated by any delays in consummation of the combination or the termination of the Xperi Merger Agreement.

TiVo will be subject to business uncertainties while the Xperi Combination is pending.

Uncertainty about the completion or effect of the Xperi Combination may affect the relationship between us and our suppliers, customers, distributors, licensors and licensees and may have an adverse effect on TiVo. These uncertainties may cause our suppliers, customers, distributors, licensors and others that deal with us to seek to change existing business relationships and to delay or defer decisions concerning us pending the Xperi Combination. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock.

Third parties may terminate or alter existing contracts or relationships with us.

TiVo has contracts with customers, suppliers, vendors, distributors, landlords, licensors, joint venture partners and other business partners, which may require TiVo to obtain consent from these other parties in connection with the Xperi Combination. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which TiVo currently has a relationship may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with TiVo in anticipation of the combination, or with the combined company following the mergers. The pursuit of such rights may result in TiVo or the combined company suffering a loss of potential future revenue or incurring liabilities in connection with a breach of such agreements and TiVo or the combined company may lose rights that are material to their respective businesses. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Xperi Combination. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the combination or the termination of the Xperi Merger Agreement.

We will incur significant transaction costs in connection with the Xperi Combination.

TiVo has incurred and expects to incur a number of non-recurring costs associated with the proposed Xperi Combination. These costs and expenses may include financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, public company filing fees and other regulatory expenses, printing expenses and other related charges. Some of these costs are payable by TiVo regardless of whether the Xperi Combination is completed. Moreover, under specified circumstances, TiVo may be required to pay a termination fee to Xperi Corporation of $50.8 million. Additionally, under specified circumstances, TiVo may be required to pay an expense reimbursement amount to Xperi Corporation of $10.0 million.

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

Our business may be adversely affected by fluctuations in the number of cable television, telecommunications television and digital broadcast satellite subscribers, if the availability of OTT content services causes consumers to cancel their pay TV subscriptions.

For some of our technologies, we are paid a royalty based on the number of subscribers our pay TV customers have or the number of set top-boxes our pay TV customers provide to their end-user subscribers. The ability to enjoy digital entertainment content downloaded or streamed over the internet has caused some consumers to elect to cancel their pay TV subscriptions. If our pay TV customers are unable to maintain their subscriber bases, the royalties they owe us may decline.

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

The advanced video solutions market is rapidly evolving, and our Platform Solutions face significant competition in the product and service offerings sold to service providers and to retail consumers. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change such as the growth and availability of content streamed over the internet. Our advanced video solutions compete with other CE products and home entertainment services (such as Roku, AppleTV and Amazon FireTV) as well as products and service offerings built by other service providers or their suppliers for consumer spending. Many of these products and services have broad user bases, substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional activities as well as more strategic partners. We in turn rely on our service provider customers and retailers to help market and promote our advanced video solutions. As a result of this intense competition, we could incur increased research and development expenses and increased marketing and promotions costs that could adversely affect our business, including rendering certain of our advanced video solutions obsolete, in the future.

Our Platform Solutions also face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, over the top applications, printed television guides in newspapers and weekly publications and local cable television guides. Our Platform Solutions also compete against customers and potential customers who choose to build their own IPG, including both those who do and those who do not elect to license our patents.

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

We have previously launched access in certain of our products and services to the entertainment offerings of Amazon Prime Video, Netflix, Hulu Plus, VUDU, Pandora and others for the distribution of digital content directly to broadband-connected TiVo devices. Our offerings with Amazon Prime Video, Netflix, Hulu Plus, Pandora and others typically involve no significant long-term commitments. We face competitive, technological and business risks in our ongoing provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon Video, Netflix and others, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to TiVo devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon Prime Video and Google that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Prime Video, Netflix, Hulu Plus, Pandora and our other partners, on our own, or an equivalent offering with other third-parties, the attractiveness of the TiVo service to new subscribers would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers would be harmed.

Establishing and maintaining licensing relationships with companies are important to build and support a worldwide entertainment technology licensing ecosystem and to expand our business, and failure to do so could harm our business and prospects.

Our future success depends on our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	pay TV service providers;

•	operators of entertainment content distributors, including PPV and VOD networks;

•	CE, digital PPV/VOD set-top hardware manufacturers, DVD hardware manufacturers and personal computer manufacturers;

•	semiconductor and equipment manufacturers;

•	content rights holders;

•	retailers and advertisers;

•	digital rights management suppliers; and

•	internet portals and other digital distribution companies.

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

We are exposed to risks associated with our changing technology base through strategic acquisitions, investments, divestitures, the Xperi Combination, and discontinued businesses.

We have expanded our technology base in the past through strategic acquisitions of companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products, services and employees. We may not realize the anticipated benefits of the Xperi Combination or of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

Acquisitions, divestitures, discontinued businesses and other strategic decisions involve numerous risks, including:

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

Financing for the Xperi Combination, as well as for future acquisitions, may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, service offerings, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to identify or complete any acquisition, divestiture or discontinued business in the future. Further, the terms of our indebtedness constrains our ability to make and finance additional acquisitions or divestitures.

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

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights. Our patents, trademarks and copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products or services incorporating our technologies can be sold. We have filed applications to expand our patent claims and for improvement patents to extend the current periods of patent coverage. However, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.

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

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend on our continuing ability to identify, attract, train and retain highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay Area, where our headquarters are located, and the high cost of living in these areas makes our recruiting and compensation costs higher. Moreover, changes in our management or executive leadership team could lead to disruption of our business or distraction of our employees as the organization adapts to such management changes. Uncertainties with respect to the Xperi Combination may also distract our employees and management team and lead to attrition of qualified employees, increasing our hiring and retention risks. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

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

If we fail to adequately manage our increasingly complex distribution agreements, including licensing, development and engineering services, we could be subjected to unexpected delays in the deployment of TiVo's advanced television solutions, increased costs, possible penalties and adverse accounting and contractual consequences, including termination of such distribution arrangements. In any such event, our business would be harmed.

In connection with our deployment arrangements for TiVo, we engage in complex licensing, development and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting the TiVo Service, maintenance and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, Virgin, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.

In addition, when we enter into such deployment agreements with television service providers, we are typically required to make cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different operating results, in addition to differences in timing and income statement classification of related expenses and revenues. An unfavorable change in estimates could result in a reduction of profit due to higher cost or the recording of a loss once such a loss becomes known to us that would be borne solely by us. We also recognize revenues for software engineering services using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. If we are unable to properly measure and estimate our progress toward completion in such circumstances, we could incur unexpected additional costs, be required to recognize certain costs earlier than expected, or otherwise be required to delay recognition of revenues unexpectedly. A material inability to properly manage, estimate and perform these development and engineering services for our television service provider customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

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

Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems and other critical business operations are located near major seismic faults. Our operating results and financial condition could be materially harmed in the event of a major earthquake or other natural or man-made disaster that disrupts our business. The communications and transmission systems and mechanisms that we depend on are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.

We have a complex business that is international in scope. Ensuring that we have adequate internal controls and procedures in place to facilitate the production of accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal controls over financial reporting. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant amount of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. Furthermore, our independent registered public accountants may interpret the Section 404 requirements and the related rules and regulations differently from how we interpret them, or our independent registered public accountants may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, operated or reviewed in the future. Finally, in the event we make a significant acquisition, or a series of smaller acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent registered public accountants may decline or be unable to report on the effectiveness of our internal controls over financial reporting or may issue a qualified report in the future. This could result in an adverse reaction in the financial markets due to investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements.

We incur costs and demands on management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

We have incurred and expect to continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including complying with the requirements of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. As long as the SEC requires the current level of compliance or more for public companies of our size, we expect these rules and regulations to require significant legal and accounting compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various states and foreign jurisdictions in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our noncompliance in which case our business could be harmed.

As our business grows and expands, we have started to do business in an increasing number of states nationally and foreign jurisdictions. By engaging in business activities in these states and foreign jurisdictions, we become subject to their various laws and regulations, including possible requirements to collect sales tax from our sales within those states and foreign jurisdictions and the payment of income taxes on revenue generated from activities in those states and foreign jurisdictions. The laws and regulations governing the collection of sales tax and payment of income taxes are numerous, complex, and vary among states and foreign jurisdictions. If we fail to comply with these laws and regulations requiring the collection of sales tax and payment of income taxes in one or more states and foreign jurisdictions where we do business, we could be subject to significant costs, expenses, penalties and fees in which case our business would be harmed.

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

We depend on a third-party partner for the certain TiVo-branded hardware devices that are sold through the TiVo website. If this third-party partner fails to perform its obligations, we may be unable to find alternative suppliers or deliver our products and services sold through the TiVo website on time or with the features and functionality customers expect. In addition, because our third-party partner may be dependent on sole suppliers for key components and services, their ability to manufacture DVRs and non-DVR STBs which run our software may be subject to concentrated risks of supply shortages (without immediately available alternatives) and exposure to unexpected cost increases in such sole supplied components. Additionally, certain features and functionalities of our TiVo service and DVRs are dependent on third party components and technologies. If TiVo or our third-party partner is unable to purchase or license such third-party components or technologies, we would be unable to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business.

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

The FCC’s rules currently require the cable industry in the United States to provide access to digital high definition television signals to retail products by supplying separable security functionality to decrypt encrypted signals. Traditionally, cable operators have satisfied this separable security requirement by supplying CableCARD conditional access security cards. We rely on cable operators to supply CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. With the limited exception of high definition over the air broadcast channels, our DVRs presently are limited to using CableCARDs to access digital cable, high definition and premium cable channels (such as HBO) that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Our retail cable products are unable to access the encrypted digital television signals of satellite providers such as DIRECTV and DISH Network L.L.C. ("DISH") as well as alternative television service providers such as AT&T U-verse and Google Fiber. And without CableCARDs, there presently is no alternative way for us to sell a retail cable product that works across cable systems nationwide. Furthermore, to the extent more pay TV customers obtain television service from satellite television providers and alternative television providers such as AT&T U-verse and Google Fiber, the desirability of our retail products and service will be harmed.

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

If cable operators were to cease supporting and providing CableCARDs to consumers without providing us with a commercially viable alternative method of accessing digital cable, high definition and premium cable channels that works across cable systems nationwide, we would be unable to sell most of our current retail products, may be unable to create future retail products that receive pay TV programming, and our business would be harmed as the market for devices which only receive over the air broadcast television signals is significantly smaller than the current pay TV market. We cannot predict the impact of any new technical equipment regulations on our business and operations.

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

We face significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas, which, if not properly managed, could result in the loss of valuable intellectual property, increased costs due to inefficient and poor work product, and subject us to export control restrictions which could impede or prevent us from working with partners internationally, which could harm our business, including our financial results, reputation and brand.

We have from time-to-time outsourced engineering work related to the design and development of the software in our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to in the future work, with companies located in jurisdictions outside of the United States, including, but not limited to, Romania, India, Ukraine and the United Kingdom. We have limited experience in the outsourcing of engineering and software development to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets and copyrights. We could also be subjected to increased regulatory and other scrutiny related to export control restrictions which could impede or prevent us from working with international partners. Additionally, instead of saving money, we could incur significant additional costs as a result of inefficient or delayed engineering services or poor work product. As a result, our business would be harmed, including our financial results, reputation and brand.

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

As of December 31, 2019, we had two major locations (defined as a location with more than 50 employees) and employed approximately 640 employees outside the U.S. We face challenges inherent in efficiently managing employees over large geographic distances and across multiple office locations, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.

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

In addition to the above risks related to our international operations, we also face risks related to health epidemics, such as the recent outbreak of the Coronavirus first identified in Wuhan, Hubei Province, China. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have a material adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers. Disruption to the operations of our suppliers or customers and their contract manufacturers would likely impact our sales and operating results.

We face risks with respect to conducting business in China due to China's historically limited recognition and enforcement of intellectual property and contractual rights and because of certain political, economic and social uncertainties relating to China.

We have direct license relationships with many consumer hardware device manufacturers located in China and a number of the electronics companies that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect consumer hardware device manufacturing in China to continue to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face additional risks in China, in large part due to China's historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have experienced and expect to continue to experience, China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the U.S., Japan and Europe. Unauthorized use of our technologies and intellectual property rights by China-based consumer hardware device manufacturers may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue could be adversely affected.

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

Our products and services and back-end information technology systems can collect and allow us to store individual viewer and account preferences and other data our customers may consider confidential or may be considered personal information or personal data under applicable regulatory schemes. To provide better consumer experiences and to operate effectively, and for our analytics business and other businesses, we collect certain information from users. Collection and use of such information may be subject to U.S. federal and state privacy and data collection laws and regulations, standards used by credit card companies applicable to merchants processing credit card details, and foreign laws. We may also be subject to third party privacy policies and permissions and obligations we owe to third parties, including, for example, those of pay TV service providers. We post our privacy policies concerning the collection, use and disclosure of user data, including interactions between client and server. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and for our products and services more generally. Any failure by us to comply with privacy policies or contractual obligations, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact our data collection efforts and subject us to fines, litigation or other liability.

Further, our compliance with such laws dealing with the use, collection and processing of such customer data, including personal data, is core to our strategy. These laws are increasing in number, enforcement, fines and other penalties. All states have adopted laws requiring notice to consumers of a security breach implicating their personal information. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs, as well as costs associated with any investigations that might arise from federal regulatory agencies and state attorneys general. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under federal or state data security, unfair practices, or consumer protection laws. The scope and interpretation of these laws could change and the associated burdens and compliance costs could increase in the future. Two such governmental regulations that have significant implications for our products and services are the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”).

The GDPR went into effect in May 2018, implementing more stringent requirements in relation to the use of personal data relating to European Union individuals. Personal data includes any type of information that can identify a living individual, including name, identification number, email address, location, internet protocol addresses and cookie identifiers. Among other requirements, the GDPR mandates notice of and a lawful basis for data processing activities, data protection impact assessments, a right to “erasure” of personal data, and data breach reporting.

In the United States, California adopted the CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

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

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results and dividends;

•	announcements of renewal or termination of major contracts;

•	announcements of technical innovations;

•	new products, services or contracts;

•	announcements by competitors or their customers;

•	announcements by our customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	announcements or developments regarding the Xperi Combination or other acquisitions or divestitures;

•	announcements regarding court cases, litigation or regulatory matters;

•	changes in financial estimates or coverage by securities analysts;

•	changes in interest rates which affect the value of our investment portfolio or the rate of interest we pay on variable rate debt;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

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

Legal and Regulatory Risks

Changes in, or interpretations of, tax rules and regulations, could adversely affect our effective tax rates and negatively affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act of 2017) was signed into law. The Tax Act of 2017 enacted comprehensive tax reform that made broad and complex changes to the U.S. federal income tax code. The Tax Act of 2017, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for newly generated net operating losses to 80% of post-2017 annual taxable income and elimination of net operating loss carrybacks, future taxation of payment from a U.S.-based taxpayer to related foreign entities, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Beginning in December 2018, the U.S. Department of Treasury commenced publication of draft regulations regarding certain aspects of the Tax Act of 2017, not all of which have been finalized. It is uncertain if additional regulations will be issued or if the draft regulations will be finalized as proposed. In addition, certain states have not finalized their decisions regarding conformity with the Tax Act of 2017. As a result, the overall impact of the Tax Act of 2017 is uncertain and the Tax Act of 2017 could adversely affect our effective tax rate, financial condition, results of operations or cash flows.

We are subject to U.S. federal and state income taxes, as well as various international jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. In preparing our financial statements, we estimate the amount of tax to accrue in each tax jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including from the passage of new tax laws, changes in the mix of our profitability from state to state and from country to country, the amount of payments from the company’s U.S. entities to related foreign entities, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities and changes in accounting for income taxes. Our future effective tax rates could be unfavorably affected by changes in tax rates, tax laws or the interpretation of tax laws, including associated with the Tax Act of 2017, by changes in the amount of pre-tax income derived from countries with high statutory income tax rates, or by changes in our deferred tax assets and liabilities, including changes in our ability to realize our deferred tax assets. Our effective income tax rate could be unfavorably affected by changes in the amount of sales to customers in countries with high withholding tax rates. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

In addition, the satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements, as well as extensive regulation by local and state authorities. The FCC could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of our products or services, which may adversely affect our business. For example, the FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, accessibility for blind and deaf users, or display of television programming based on rating systems. The FCC also could impose limits on the number of copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming. Furthermore, FCC regulations may affect cable television providers and other multi-channel video programming distributors ("MVPDs"), which are the primary customers for certain of our products and services. Although federal law no longer prohibits MVPDs (except DBS providers) from deploying navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”), further developments with respect to these issues or other related FCC action could impact the availability and/or demand for “plug and play” devices, including set-top boxes, all of which could affect demand for UXs incorporated in set-top boxes or CE devices and correspondingly affect our license fees; moreover, new regulations, or new interpretations of existing regulations, could reduce the desirability of our products and services, require us to make changes to our products or services, or increase our compliance costs.

It is difficult to anticipate the impact of current or future laws and regulations on our business. We may have significant expenses associated with staying appraised of and in compliance with local, state, federal, and international legislation and regulation of our business and in presenting the Company’s positions on proposed laws and regulations.

We advertise, market and sell our services directly to consumers; many of these activities are highly regulated by constantly evolving state and federal laws and regulations and violations of these laws and regulations could harm our business.

We engage in various advertising, marketing and other promotional activities. For instance, in the past, we have offered gift subscriptions and mail-in-rebates to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers' payment for the TiVo service. For example, consumers who activate new monthly subscriptions to the TiVo service may be required to commit to pay for the TiVo service for a minimum of one year or be subject to an early termination fee if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as our imposition of an early termination fee, or our previously offered rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to suit, penalties, and/or negative publicity in which case our business would be harmed.

Legislation, laws or regulations relating to environmental issues may adversely impact our business in the future.

It is possible that future proposed environmental regulations on CE devices, such as DVRs and STBs, may regulate and increase the production, manufacture, use and disposal costs incurred by us and our customers. For example, the Energy Independence and Security Act of 2007 directs the Department of Energy to prescribe labeling or other disclosure requirements for the energy use of standalone digital video recorder boxes. This and future energy regulations could potentially make it more costly for our third-party video hardware device partners to design, manufacture and sell certain products to us, or to their retail or MVPD customers, thus harming the growth of our business.

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

We are subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption and anti-bribery laws in the U.S. and other jurisdictions, and our failure to comply with such laws and regulations thereunder could result in penalties which could harm our reputation, business and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists our principal business locations as of December 31, 2019:

Location	Square Footage	Lease Expiration	Primary Use by Segment
San Jose, California	127,000	January 2027	Corporate; Intellectual Property; Product
Bangalore, India	91,000	September 2022	Product
Burbank, California	35,000	December 2021	Corporate; Intellectual Property; Product
Tulsa, Oklahoma	29,000	August 2021	Corporate; Product
Durham, North Carolina	25,000	June 2029	Product
Warsaw, Poland	17,000	October 2026	Product

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

As of February 12, 2020, there were 298 holders of record of our common stock based on information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms.

Stock Performance Graph*

The following graph and table show a comparison of the cumulative total stockholder return of TiVo Corporation's common stock (and Rovi Corporation's common stock prior to the TiVo Acquisition Date) with the cumulative total return of the Nasdaq Composite Index (the “Nasdaq”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from December 31, 2014 through December 31, 2019. The graph and table assume an initial investment of $100 in TiVo Corporation common stock and in each of the market indices on December 31, 2014, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of TiVo Corporation's common stock.

	December 31,
	2014	2015	2016	2017	2018	2019
TiVo Corporation	100	74	93	72	46	43
Nasdaq	100	107	116	151	147	200
S&P 500	100	101	114	138	132	174
Russell 2000	100	96	116	133	118	148

*
The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of TiVo Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividend Policy

We have a disciplined capital allocation process that considers a range of alternatives for the use of our free cash flow, including dividends. In 2017, we initiated a dividend, declaring and paying $0.18 per share each quarter through March 2019. In June and September 2019, we declared and paid a dividend of $0.08 per share per quarter. Our dividend program, and the payment of future dividends, is subject to restrictions included in the 2019 Term Loan Facility and the Xperi Merger Agreement, as well as continued capital availability and our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our stockholders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We may choose to repurchase shares under our ongoing repurchase program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value and there are no alternative investment opportunities expected to generate a higher risk-adjusted return on investment, subject to restrictions in the 2019 Term Loan Facility and the Xperi Merger Agreement.

The following table provides information about the Company's purchases of its common stock during the three months ended December 31, 2019 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2019	—	$—	—	$150,000
November 2019	—	$—	—	$150,000
December 2019	—	$—	—	$150,000
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted awards on vesting. During the three months ended December 31, 2019, we withheld 0.1 million shares of common stock to satisfy $0.7 million of required withholding taxes.

(2)
On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to its common stock repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. The February 2017 authorization is subject to restrictions included in the Xperi Merger Agreement, and we do not intend to make purchases under the February 2017 authorization during the pendency thereof.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth selected financial data (in thousands, except per share amounts). The information is not necessarily indicative of results of future operations. The selected financial data is derived from, and should be read in conjunction with, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Part II and the Consolidated Financial Statements and notes thereto included in Part IV of this Annual Report on Form 10-K, which are incorporated by reference herein.

	Year Ended December 31,
	2019	2018 (3)	2017	2016 (4)	2015
Consolidated Statements of Operations Data:
Total Revenues, net	$668,129	$695,865	$826,456	$649,093	$526,271
Restructuring and asset impairment charges	7,741	10,061	19,048	27,316	2,160
Goodwill impairment (1)	354,561	269,000	—	—	—
Operating (loss) income (2)	(342,636)	(298,968)	4,790	21,441	71,756
(Loss) income from continuing operations, net of tax	(405,274)	(353,063)	(37,956)	37,249	(4,292)
Income (loss) from discontinued operations, net of tax	(4,793)	3,715	—	(4,588)	—
Net (loss) income	(410,067)	(349,348)	(37,956)	32,661	(4,292)

Basic (loss) earnings per share:
Continuing operations	$(3.23)	$(2.87)	$(0.32)	$0.40	$(0.05)
Discontinued operations	(0.04)	0.03	—	(0.05)	—
Basic (loss) earnings per share	$(3.27)	$(2.84)	$(0.32)	$0.35	$(0.05)

Diluted (loss) earnings per share:
Continuing operations	$(3.23)	$(2.87)	$(0.32)	$0.40	$(0.05)
Discontinued operations	(0.04)	0.03	—	(0.05)	—
Diluted (loss) earnings per share	$(3.27)	$(2.84)	$(0.32)	$0.35	$(0.05)

Dividends declared per share	$0.34	$0.72	$0.72	$—	$—

	December 31,
	2019	2018 (3)	2017	2016 (4)	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$425,012	$394,118	$352,542	$438,640	$324,269
Total assets	2,382,572	2,760,303	3,163,678	3,320,843	2,199,296
Long-term liabilities	788,637	742,948	1,112,417	1,128,611	1,075,512
Total stockholders’ equity	1,073,683	1,492,941	1,853,016	1,909,636	1,030,565

(1)
As a result of goodwill impairment tests performed during the years ended December 31, 2019 and 2018, Goodwill impairment charges of $354.6 million and $269.0 million, respectively, were recognized. For further details about the Goodwill impairment charges, refer to Note 6 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(2)
On May 9, 2019, we announced that our Board of Directors unanimously approved a plan to separate the Product and Intellectual Property Licensing businesses into separately traded public companies (the “Separation”), which was targeted for completion by April 2020. On December 18, 2019, the Company and Xperi Corporation (“Xperi”) entered into an Agreement and Plan of Merger and Reorganization (the “Xperi Combination”), pursuant to which TiVo and Xperi agreed to effect an all-stock, merger of equals strategic combination of their respective businesses. The Separation process has been, and the Xperi Combination process has been and is expected to continue to be, time-consuming and involve significant costs and expenses. During the year ended December 31, 2019, we incurred $26.2 million of Merger, separation and transformation costs. For further details about the Separation and the Xperi Combination, refer to Management's Discussion and Analysis of Financial Condition included in Part II, Item 7. of this Annual Report on Form 10-K, which is incorporated by reference herein.

(3)
On January 1, 2018, new accounting standards were initially applied for revenue recognition, the capitalization and amortization of incremental costs to obtain a contract with a customer and the de-recognition of prepaid stored-value product liabilities, such as gift cards. As a result of adopting these new accounting standards, a cumulative effect adjustment, net of tax effects, was recorded that reduced Accumulated deficit by $31.4 million as of January 1, 2018.

(4)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in Part IV of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item IA.,"Risk Factors," included in Part I of this Annual Report on Form 10-K. This section of the Annual Report on Form 10-K generally discusses the years ended December 31, 2019 and 2018 and the respective year-to-year comparisons. Discussions of the year ended December 31, 2017, and year-to-year comparisons between the years ended December 31, 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of the our Annual Report on Form 10-K for the year ended December 31, 2018.

Executive Overview of Results

TiVo Corporation ("TiVo") is a global leader in bringing entertainment together, making entertainment content easy to find, watch and enjoy. TiVo provides a broad set of cloud-based services, embedded software solutions and intellectual property that bring entertainment together for the watchers, creators and advertisers. For the creators and advertisers, TiVo's products deliver a passionate group of watchers to increase viewership and engagement across online video, TV and other entertainment viewing platforms. Our products and innovations are protected by broad portfolios of licensable technology patents. These portfolios cover many aspects of content discovery, digital video recorder ("DVR"), VOD and OTT experiences, multi-screen viewing, mobile device video experiences, entertainment personalization, voice interaction, social and interactive applications, data analytics solutions and advertising.

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

Total Revenues, net for the year ended December 31, 2019 decreased by 4% compared to the prior year primarily due to a $49.7 million decrease in Product revenues. The decrease in Product revenues was attributable to $34.5 million in revenue from an international cable operator that exercised a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its then-current version of the TiVo software and purchasing additional engineering services, as well as a $14.3 million decrease in consumer revenue, which was driven by subscriber erosion, an increase in the amortization period for product lifetime subscriptions and lower hardware sales. Product revenue also declined due to a $6.0 million perpetual license executed in the fourth quarter of 2018 with an international customer. These revenue declines were partially offset by a $10.7 million increase in revenue from an international cable operator exceeding its cumulative contractual minimums in 2019. Intellectual Property Licensing revenues increased $22.0 million due to a $20.5 million increase in catch-up payments intended to make us whole for the pre-license period of use and new licenses and contract amendments executed since the year ago period. These increases were partially offset by a $20.1 million decrease in revenue from TiVo Solutions "Time Warp" agreements that were entered into with AT&T Inc. ("AT&T"), DirecTV, EchoStar Corporation ("EchoStar") and Verizon Communications, Inc. ("Verizon") prior to the TiVo Acquisition Date as a result of contract expirations.

Our Loss from continuing operations, net of tax was $405.3 million, or $3.23 per diluted share, compared to $353.1 million, or $2.87 per diluted share, in the prior year. For the year ended December 31, 2019, we reduced Research and development and Selling, general and administrative compensation costs by $29.6 million, primarily as a result of benefits from our transformation and restructuring activities. We also realized a $34.6 million decrease in Amortization of intangible assets due to certain TiVo Solutions intangible assets reaching the end of their economic life. In addition, our results benefited from an $8.2 million decrease in patent litigation costs, which was primarily related to the timing of costs incurred in the ongoing Comcast litigation, and other benefits from our transformation and restructuring activities. Offsetting these improvements, our Loss from continuing operations, net of tax for the year ended December 31, 2019 reflects a $354.6 million Goodwill impairment charge compared to a $269.0 million Goodwill impairment charge for the year ended December 31, 2018. In addition, our revenue declined by $27.7 million and we incurred $26.2 million of Merger, separation and transformation costs in the year ended December 31, 2019.

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

On May 9, 2019, we announced that our Board of Directors unanimously approved a plan to separate the Product and Intellectual Property Licensing businesses into separately traded public companies (the “Separation”), which was targeted for completion by April 2020. On December 18, 2019, the Company and Xperi Corporation (“Xperi”) entered into an Agreement and Plan of Merger and Reorganization (the “Xperi Merger Agreement”), pursuant to which TiVo and Xperi agreed to effect an all-stock, merger of equals strategic combination of their respective businesses (the "Xperi Combination"). The board of directors of each of TiVo and Xperi have approved the Xperi Merger Agreement and the transactions contemplated thereby. The Xperi Combination is subject to certain customary approvals, including the approval of shareholders of TiVo and Xperi, and is expected to be completed by June 30, 2020.

The Separation process has been and the Xperi Combination process has been and is expected to continue to be time-consuming and involve significant costs and expenses. During the year ended December 31, 2019, we incurred $26.2 million of Merger, separation and transformation costs. The Merger, separation and transformation costs are primarily Selling, general and administrative costs, consisting of employee-related costs, costs to improve information technology systems and other one-time transaction-related costs, including investment banking and consulting fees and other incremental costs directly associated with the Separation and Xperi Combination. In addition, in connection with the May 2019 announcement of our plan to separate the Product and Intellectual Property Licensing businesses, we implemented a cost efficiency program to transform our business operations and to execute the Separation (the "2019 Transformation Plan"). As a result of the 2019 Transformation Plan, we expect to reduce headcount, move certain positions to lower cost locations, rationalize facilities and legal entities and terminate certain leases and other contracts. The 2019 Transformation Plan will continue to be implemented prior to completion of the Xperi Combination. The 2019 Transformation Plan resulted in restructuring charges of $2.3 million during the year ended December 31, 2019, substantially all of which related to severance costs. We expect to spend up to an additional $20.0 million to complete the 2019 Transformation Plan and prepare for the Xperi Combination, excluding spend contingent on completion of the Xperi Combination.

On November 22, 2019, the Company, as borrower, and certain of the Company’s subsidiaries, as guarantors (together with the Company, collectively, the “Loan Parties”), entered into (i) a $715.0 million Credit and Guaranty Agreement (the “2019 Term Loan Facility”), with the lenders party thereto and HPS Investment Partners, LLC, as administrative agent and collateral agent and (ii) a $60.0 million ABL Credit and Guaranty Agreement (the “Revolving Loan Credit Agreement” and, together with the 2019 Term Loan Facility, the “2019 Credit Agreements”), with the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and Wells Fargo Bank, National Association, as co-collateral agent. In connection with the completion of the 2019 Term Loan Facility, the Company repaid the remaining outstanding principal balance of $621.9 million under the Senior Secured Credit Facility entered into on July 2, 2014.

Comparison of Years Ended December 31, 2019 and 2018

The consolidated results of operations for the year ended December 31, 2019 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change $	Change %
Revenues, net:
Licensing, services and software	$659,261	$681,130	$(21,869)	(3)%
Hardware	8,868	14,735	(5,867)	(40)%
Total Revenues, net	668,129	695,865	(27,736)	(4)%
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	156,533	169,149	(12,616)	(7)%
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	18,117	19,491	(1,374)	(7)%
Research and development	148,422	177,285	(28,863)	(16)%
Selling, general and administrative	191,417	181,047	10,370	6%
Depreciation	21,247	21,464	(217)	(1)%
Amortization of intangible assets	112,727	147,336	(34,609)	(23)%
Restructuring and asset impairment charges	7,741	10,061	(2,320)	(23)%
Goodwill impairment	354,561	269,000	85,561	32%
Total costs and expenses	1,010,765	994,833	15,932	2%
Operating loss	(342,636)	(298,968)	(43,668)	15%
Interest expense	(49,902)	(49,150)	(752)	2%
Interest income and other, net	8,526	5,682	2,844	50%
(Loss) gain on interest rate swaps	(4,966)	3,425	(8,391)	(245)%
Loss on debt extinguishment	(2,152)	—	(2,152)	N/a
Loss from continuing operations before income taxes	(391,130)	(339,011)	(52,119)	15%
Income tax expense	14,144	14,052	92	1%
Loss from continuing operations, net of tax	(405,274)	(353,063)	(52,211)	15%
(Loss) Income from discontinued operations, net of tax	(4,793)	3,715	(8,508)	(229)%
Net loss	$(410,067)	$(349,348)	$(60,719)	17%

Total Revenues, net

For the year ended December 31, 2019, Total Revenues, net decreased 4% compared to the prior year as Product revenues decreased $49.7 million and Intellectual Property Licensing revenues increased $22.0 million. Product generated 53% and 58% of Total Revenues, net for the years ended December 31, 2019 and 2018, respectively.

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

For the year ended December 31, 2019, Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets decreased 7% primarily as a result of an $8.2 million decrease in patent litigation costs, which was primarily related to the timing of costs incurred in the ongoing Comcast litigation, and benefits from our transformation and restructuring activities, including a $2.5 million decrease in compensation costs, a $1.7 million decrease in non-recurring engineering costs, a $1.4 million reduction in royalty fees and a $1.2 million decrease in costs to acquire data from third parties to support our metadata operations. We expect to continue to incur material expenses related to the Comcast litigation in the future. The decrease in costs was partially offset by $4.3 million of impairment charges recognized in 2019 associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from patent license agreements executed with new customers.

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

For the year ended December 31, 2019, Cost of hardware revenues, excluding depreciation and amortization of intangible assets reflects benefits from our transformation and restructuring activities which were partially offset by a $2.4 million inventory impairment charge during the year ended December 31, 2019 due to a reduced forecast for sales of refurbished units.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs.

For the year ended December 31, 2019, Research and development expenses decreased 16% compared to the prior year, primarily due to a $21.0 million decrease in compensation costs and a $6.0 million decrease in consulting costs as a result of benefits from our transformation and restructuring activities, as well as a $1.0 million decrease in Transition and integration costs associated with the TiVo Acquisition.

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

Selling, general and administrative expenses increased 6% during the year ended December 31, 2019 as $26.2 million of Merger, separation and transformation costs incurred during the year ended December 31, 2019 were partially offset by an $8.6 million decrease in compensation costs, a $7.5 million decrease in Transition and integration costs associated with the TiVo Acquisition, which was primarily due to a $4.5 million loss associated with a legacy TiVo Solutions legal matter recorded in the second quarter of 2018, and other benefits from our transformation and restructuring activities.

Amortization of intangible assets

The decrease in Amortization of intangible assets during the year ended December 31, 2019 was primarily due to certain intangible assets acquired as part of the TiVo Acquisition reaching the end of their economic life.

Restructuring and asset impairment charges

In connection with the May 2019 announcement of our plan to separate the Product and Intellectual Property Licensing businesses, we initiated certain activities to transform our business operations in order to execute the separation (the "2019 Transformation Plan"). As a result of the 2019 Transformation Plan, we expect to reduce headcount, move certain positions to lower cost locations, rationalize facilities and legal entities and terminate certain leases and other contracts. In connection with the 2019 Transformation Plan, we took actions in the second half of 2019 that are expected to generate in excess of $20 million in annualized cost savings and we expect to incur material restructuring charges through 2020. The 2019 Transformation Plan resulted in Restructuring charges of $2.3 million during the year ended December 31, 2019, substantially all of which related to severance costs.

In February 2018, we announced our intention to explore strategic alternatives. In connection with exploring strategic alternatives, we initiated certain cost saving actions (the "Profit Improvement Plan"). As a result of the Profit Improvement Plan, we moved certain positions to lower cost locations, eliminated layers of management and rationalized facilities, which resulted in severance costs and the termination of certain leases and other contracts, generating over $40 million in annualized cost savings. As a result of actions associated with the Profit Improvement Plan, Restructuring and asset impairment charges of $5.4 million and $9.7 million, primarily for severance-related benefits, were recognized in the years ended December 31, 2019 and 2018, respectively.

Goodwill impairment

Following the Company's announcement of the Xperi Combination in December 2019, management concluded sufficient indicators of potential impairment were identified and that it was more-likely-than-not that goodwill was impaired and that quantitative interim goodwill impairment tests should be performed as of December 31, 2019 for the Product and Intellectual Property Licensing reporting units. Although the long-range forecasts for the Product and Intellectual Property Licensing reporting units did not materially change from those used in performing the quantitative interim goodwill impairment test as of September 30, 2019, the fair value decreased. The decrease in fair value was primarily due to the elimination of an assumed control premium from the fair value estimate following execution of the Xperi Merger Agreement. Based on this decline in fair value, a Goodwill impairment charge of $217.1 million was recognized during the three months ended December 31, 2019, of which $20.5 million related to the Product reporting unit and $196.6 million related to the Intellectual Property Licensing reporting unit.

During September 2019, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and quantitative interim goodwill impairment tests should be performed as of September 30, 2019 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant and sustained decline in the trading price of TiVo's common stock, as well as lower-than-previously forecast revenue and profitability levels for the Product reporting unit and downward revisions to this reporting unit's short- and long-term forecasts. As a result of the quantitative interim goodwill impairment tests performed as of September 30, 2019, a Goodwill impairment charge of $137.5 million was recognized during the three months ended September 30, 2019, of which $79.3 million related to the Product reporting unit and $58.2 million related to the Intellectual Property Licensing reporting unit.

During December 2018, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of December 31, 2018 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant decline in the trading price of TiVo's common stock during the second half of the fourth quarter of 2018 and current market conditions, as well as lower-than-previously forecast revenue and profitability levels over a sustained period of time and downward revisions to management's short- and long-term forecasts. The forecast revisions were identified as part of TiVo's overall long-term forecasting process, which was substantially completed in December 2018. The revised forecast reflected lower expectations for the Company's Platform Solutions products, including changes in both the market and business models internationally, as well as the decision to eliminate certain analytics products. The changes in expectations related to revenue growth rates, current market trends, business mix, cost structure and other expectations about anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, a Goodwill impairment charge of $269.0 million was recognized related to the Product reporting unit. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, no Goodwill impairment charge was recognized related to the Intellectual Property Licensing reporting unit.

For further details about the Goodwill impairment charges, refer to Note 6 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Interest expense

Interest expense increased by $0.8 million during the year ended December 31, 2019 primarily due to changes in the interest rate associated with Term Loan Facility B and changes in the composition of our outstanding debt during 2019, including a $46.6 million Excess Cash Flow principal payment on Term Loan Facility B made in February 2019, $50.0 million of 2020 Convertible Notes repurchased in June 2019 and the refinancing of Term Loan Facility B in November 2019.

Interest income and other, net

The increase in Interest income and other, net for the year ended December 31, 2019 was primarily due to a $2.0 million gain on sale of a strategic investment, a $0.7 million increase in interest income due to an increase in interest rates and a $0.6 million increase in income from an equity method investment, which was partially offset by $0.6 million of adverse movements in foreign currency exchange rates.

(Loss) gain on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes. Therefore, changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Consolidated Statements of Operations (see Note 8 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein). We generally utilize interest rate swaps to convert the interest rate on a portion of our loans with a floating interest rate to a fixed interest rate. Under the terms of our interest rate swaps, we receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future LIBOR, we generally have gains when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally have losses when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment

In November 2019, the Company repaid the remaining outstanding principal balance of Term Loan Facility B, which was accounted for as a debt extinguishment. In addition, in February 2019, the Company made an Excess Cash Flow payment of $46.6 million on Term Loan Facility B, which was accounted for as a partial debt extinguishment. During the year ended December 31, 2019, the Company recognized a Loss on debt extinguishment of $2.1 million from writing off unamortized debt discount and issuance costs related to the Excess Cash Flow payment and the final extinguishment of Term Loan Facility B. In addition, in June 2019, the Company repurchased $50.0 million of outstanding principal on its 2020 Convertible Notes, which was accounted for as a partial debt extinguishment. The repurchase of the 2020 Convertible Notes resulted in a Loss on debt extinguishment of $0.1 million in the year ended December 31, 2019.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the year ended December 31, 2019 of $14.1 million, which primarily consists of $18.2 million of Foreign withholding tax, $4.3 million of U.S. federal Base Erosion and Anti-Abuse Tax ("BEAT") and $2.9 million of Foreign income tax, which was partially offset by a $9.4 million benefit from the Goodwill impairment charge recognized during the year ended December 31, 2019.

We recorded Income tax expense for the year ended December 31, 2018 of $14.1 million, which primarily consists of $14.5 million of Foreign withholding tax, $3.6 million of State income tax, $2.1 million of U.S. federal BEAT and $1.3 million of Foreign income tax, partially offset by the benefit of $7.2 million due to the Goodwill impairment charge recognized in December 2018. The Tax Act of 2017 was signed into law on December 22, 2017 and enacted comprehensive tax reform that made broad and complex changes to the U.S. federal tax code as described in Note 13 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

The year-over-year increase in Foreign withholding tax was due to a larger portion of license fees received in the year ended December 31, 2019 coming from licensees in countries subject to foreign withholding taxes.

(Loss) Income from discontinued operations, net of tax

In the year ended December 31, 2019, we recognized a Loss from discontinued operations, net of tax, of $4.8 million, as a result of executing a settlement agreement during the period associated with a previous business disposal and associated legal defense costs. In the year ended December 31, 2018, we recognized Income from discontinued operations, net of tax, of $3.7 million, as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals, partially offset by an increase in legal defense costs.

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

The Product segment's results of operations for the year ended December 31, 2019 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change $	Change %
Platform Solutions	$267,441	$315,814	$(48,373)	(15)%
Software and Services	80,443	76,249	4,194	6%
Other	3,097	8,667	(5,570)	(64)%
Product Revenues	350,981	400,730	(49,749)	(12)%
Adjusted Operating Expenses	302,491	333,720	(31,229)	(9)%
Adjusted EBITDA	$48,490	$67,010	$(18,520)	(28)%
Adjusted EBITDA Margin	13.8%	16.7%

For the year ended December 31, 2019, Product revenue declined 12% due to a decrease in revenues from Platform Solutions and Other, which was partially offset by an increase in revenue from Software and Services.

For the year ended December 31, 2019, the $48.4 million decrease in Platform Solutions revenue was primarily attributable to a decrease of $34.5 million in revenue from an international cable operator that exercised a contractual option during the three months ended March 31, 2018 to purchase a fully paid license to its then-current version of the TiVo software and purchasing additional engineering services. In addition, revenue for the year ended December 31, 2019 decreased $14.3 million due to consumer subscriber erosion, an increase in the amortization period for product lifetime subscriptions and lower hardware sales. Revenue also declined $6.0 million due to a perpetual license executed the fourth quarter of 2018 with an international customer. These revenue declines were partially offset by a $10.7 million revenue increase for the year ended December 31, 2019 from an international software customer exceeding its cumulative contractual minimums in 2019.

For the year ended December 31, 2019, the $4.2 million increase in Software and Services revenue was primarily the result of a $2.8 million increase in TV viewership data revenue and a $1.0 million increase in personalized content discovery revenue.

For the year ended December 31, 2019, other revenue primarily consists of ACP revenue, which is expected to decline in the future.

The 9% decrease in Product Adjusted Operating Expenses for the year ended December 31, 2019 was primarily due to reduced Research and development compensation and consulting costs. Product Adjusted Operating Expenses also reflect benefits from our transformation and restructuring activities, including a $1.7 million decrease in non-recurring engineering costs, a $1.4 million reduction in royalty fees and a $1.2 million decrease in costs to acquire data from third parties to support our metadata operations. A $2.4 million inventory impairment charge during the year ended December 31, 2019 due to a reduced forecast for sales of refurbished units partially offset these benefits.

The decrease in Adjusted EBITDA Margin for the year ended December 31, 2019 reflects the revenue changes and inventory impairment described above, which were partially offset by benefits from reduced Research and development compensation and consulting costs, benefits from our transformation and restructuring activities and a shift in business mix toward higher margin products due to the planned transition of our customers to deploying the TiVo service on third-party hardware.

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

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2019 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change $	Change %
US Pay TV Providers	$173,217	$185,954	$(12,737)	(7)%
CE Manufacturers	42,503	35,644	6,859	19%
New Media, International Pay TV Providers and Other	101,428	73,537	27,891	38%
Intellectual Property Licensing Revenues	317,148	295,135	22,013	7%
Adjusted Operating Expenses	95,962	99,532	(3,570)	(4)%
Adjusted EBITDA	$221,186	$195,603	$25,583	13%
Adjusted EBITDA Margin	69.7%	66.3%

For the year ended December 31, 2019, Intellectual Property Licensing revenue grew 7% due to an increase in revenues from New Media, International Pay TV Providers and Other and CE Manufacturers, which was partially offset by a decrease in revenue from US Pay TV Providers.

For the year ended December 31, 2019, the decrease in revenue from US Pay TV Providers was primarily due to a decrease of $20.1 million in revenue from TiVo Solutions Time Warp agreements that were entered into with AT&T, DirecTV, EchoStar and Verizon prior to the TiVo Acquisition Date due to the expiration of these contracts by the end of July 2018. In addition, revenue from catch-up payments from US Pay TV Providers intended to make us whole for the pre-license period of use for the year ended December 31, 2019 decreased by $0.7 million. These revenue declines were partially offset by increases in revenue from our existing customers, including $4.0 million in revenue due to a large multiple system operator ("MSO") customer updating its subscription reporting in the three months ended December 31, 2019.

For the year ended December 31, 2019, the increase in revenue from CE Manufacturers was primarily the result of an increase of $7.5 million from catch-up payments from CE Manufacturers intended to make us whole for the pre-license period of use. This increase in revenue was partially offset by a decrease in our licensees' market share, combined with continuing pressures on our licensees' business models. Such declines could continue unless we are able to successfully license new entrants to this market.

For the year ended December 31, 2019, New Media, International Pay TV Providers and Other reflects an increase in revenue compared to the prior period due to an increase of $13.7 million in revenue from catch-up payments intended to make us whole for the pre-license period of use, primarily related to expanding our license with Shaw Communications to include the TiVo Solutions patent portfolio as well as licensing our first social media customers. For the year ended December 31, 2019, New Media, International Pay TV Providers and Other also reflects new licenses and contract amendments executed since the year ago period.

The 4% decrease in Intellectual Property Licensing Adjusted Operating Expenses during the year ended December 31, 2019 reflects an $8.2 million decrease in patent litigation costs, which was primarily related to the timing of costs incurred in ongoing litigation. The decrease in costs was partially offset by $4.3 million of impairment charges recognized in 2019 associated with a prepaid license that is not expected to be recoverable from the net direct revenue resulting from patent license agreements executed with new customers.

The increase in Adjusted EBITDA Margin for the year ended December 31, 2019 is primarily the result of the increase in Intellectual Property Licensing revenue combined with the decrease in patent litigation costs, partially offset by impairment charges associated with the prepaid license described above.

Corporate

Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources.

Corporate costs for the year ended December 31, 2019 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change $	Change %
Adjusted Operating Expenses	$58,383	$62,521	$(4,138)	(7)%

For the year ended December 31, 2019, the decrease in Corporate Adjusted Operating Expenses primarily reflects a decrease in compensation costs and other benefits from our transformation and restructuring activities.

Liquidity and Capital Resources

We finance our business primarily from operating cash flow. We believe our cash position remains strong and our cash, cash equivalents and marketable securities and anticipated operating cash flow, supplemented with access to capital markets as necessary, are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments, in addition to investments in future growth opportunities and activities related to the Xperi Combination for at least the next twelve months. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions.

As of December 31, 2019, we had $373.7 million in Cash and cash equivalents and $51.3 million in Short-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $44.1 million held by our foreign subsidiaries as of December 31, 2019. Due to our net operating loss carryforwards and the effects of the Tax Act of 2017, we could repatriate amounts to the U.S. with minimal income tax effects.

Sources and Uses of Cash

Cash flows for the year ended December 31, 2019 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change $	Change %
Net cash provided by operating activities - Continuing operations	$118,333	$159,072	$(40,739)	(26)%
Net cash provided by (used in) investing activities	161,544	(32,598)	194,142	(596)%
Net cash used in financing activities	(63,282)	(92,380)	29,098	(31)%
Net cash used in operating activities - Discontinued operations	(4,912)	(524)	(4,388)	837%
Effect of exchange rate changes on cash and cash equivalents	81	(580)	661	(114)%
Net increase in cash and cash equivalents	$211,764	$32,990	$178,774	542%

For the year ended December 31, 2019, operating cash flow decreased $40.7 million. The decrease was primarily due to the timing of collections on Accounts receivable, net and payments for Merger, separation and transformation costs. We expect to make material cash payments for Merger, separation and transformation costs through 2020. The availability of cash generated by our operations in the future could be adversely affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A. of this Annual Report on Form 10-K, which are incorporated by reference herein.

For the year ended December 31, 2019, investing cash flow increased $194.1 million. Net proceeds from marketable security investment transactions increased by $192.9 million compared to the prior year. The proceeds from the investment transactions were primarily used to repay debt during the year ended December 31, 2019 and are expected to be used to repay the 2020 Convertible Notes at their maturity. The decrease in capital expenditures for the year ended December 31, 2019 was primarily associated with infrastructure projects designed to integrate TiVo Solutions in 2018. We expect 2020 full year capital expenditures of approximately $20 million to $25 million for infrastructure projects designed to support anticipated growth in our business, to strengthen our operations infrastructure and to complete the 2019 Transformation Plan. Partially offsetting these cash flow benefits was $6.9 million of cash paid to acquire patent portfolios during the year ended December 31, 2019.

Financing cash flow for the year ended December 31, 2019 reflects the repurchase of $50.0 million of outstanding principal of the Company's 2020 Convertible Notes for $49.4 million and $668.5 million of principal payments on Term Loan Facility B compared to $7.0 million of principal payments in the year ended December 31, 2018. Financing cash flow for the year ended December 31, 2019 also reflects the net proceeds of the $715.0 million 2019 Term Loan Facility. Net cash used in financing activities for the year ended December 31, 2019 reflects dividend payments of $0.34 per share, resulting in aggregate cash payments of $42.5 million compared to dividend payments of $0.72 per share, resulting in aggregate cash payments of $89.0 million for the year ended December 31, 2018.

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the stock repurchase program authorization to $150.0 million, which remains available as of December 31, 2019. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs.    The February 2017 authorization is subject to restrictions included in the Xperi Merger Agreement, and we do not intend to make purchases under the February 2017 authorization during the pendency thereof.

Capital Resources

The outstanding principal and carrying amount of debt we issued or assumed was as follows (in thousands):

	December 31, 2019		December 31, 2018
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$295,000	$292,699	$345,000	$326,640
2021 Convertible Notes	48	48	48	48
2019 Term Loan Facility	715,000	692,792	—	—
Term Loan Facility B	—	—	668,500	665,449
Total	$1,010,048	$985,539	$1,013,548	$992,137

For more information on our borrowings, see Note 8 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein. Our ability to make payments on and to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions. If our cash flows and capital resources are insufficient to service our debt obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. For additional information about liquidity risk, see the Risk Factors described in Part I, Item 1A. of this Annual Report on Form 10-K, which are incorporated by reference herein.

2020 Convertible Notes

Rovi issued $345.0 million in aggregate principal of 0.500% Convertible Notes that mature on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture"). In June 2019, the Company repurchased $50.0 million of outstanding principal of the 2020 Convertible Notes.

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2019, the 2020 Convertible Notes are convertible at a conversion rate of 39.7348 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $25.1668 per share of TiVo Corporation common stock.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2019, the 2021 Convertible Notes are convertible at a conversion rate of 24.8196 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $34.0738 per share of TiVo Corporation common stock.

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

2019 Term Loan Facility and Revolving Loan Credit Agreement

On November 22, 2019, the Company, as borrower, and certain of the Company’s subsidiaries, as guarantors (together with the Company, collectively, the “Loan Parties”), entered into (i) a Credit and Guaranty Agreement (the “2019 Term Loan Facility”), with the lenders party thereto and HPS Investment Partners, LLC, as administrative agent and collateral agent and (ii) an ABL Credit and Guaranty Agreement (the “Revolving Loan Credit Agreement” and, together with the 2019 Term Loan Facility, the “2019 Credit Agreements”), with the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and Wells Fargo Bank, National Association, as co-collateral agent.

Under the 2019 Term Loan Facility, the Company borrowed $715.0 million, which matures on November 22, 2024. Loans under the 2019 Term Loan Facility bear interest, at the Company's option, at an interest rate equal to either (a) the London Interbank Offered Rate ("LIBOR"), plus (i) if TiVo’s Total Leverage Ratio (as defined in the 2019 Term Loan Facility) is greater than or equal to 3.50:1.00, 5.75%, (ii) if TiVo’s Total Leverage Ratio is greater than or equal to 3.00:1.00 but less than 3.50:100, 5.50%, or (iii) if TiVo’s Total Leverage Ratio is less than 3.00:1.00, 5.25%, in each case, subject to a 1.00% LIBOR floor or (b) the Base Rate (as defined in the 2019 Term Loan Facility), (i) if TiVo’s Total Leverage Ratio is greater than or equal to 3.50:1.00, 4.75%, (ii) if TiVo’s Total Leverage Ratio is greater than or equal to 3.00:1.00 but less than 3.50:100, 4.50%, or (iii) if TiVo’s Total Leverage Ratio is less than 3.00:1.00, 4.25%, in each case, subject to a 2.00% Base Rate floor.

TiVo may voluntarily prepay the 2019 Term Loan Facility at any time subject to (i) a 3.00% prepayment premium if the loans are prepaid on or prior to November 22, 2020 and (ii) a 2.00% prepayment premium if the loans are prepaid on or prior to November 22, 2021. TiVo is required to make mandatory prepayments with (i) net cash proceeds from certain asset sales, (ii) net insurance or condemnation proceeds, (iii) net cash proceeds from issuances of debt (other than permitted debt), (iv) beginning with the fiscal year ending December 31, 2020, 50% of TiVo’s Consolidated Excess Cash Flow (as defined in the 2019 Term Loan Facility), (v) extraordinary receipts and (vi) certain net litigation proceeds, in each case, subject to certain exceptions. In the event the Xperi Combination is completed on or prior to November 22, 2020, TiVo would be required to repay the then-outstanding principal of the 2019 Term Loan Facility at par plus a 3.00% prepayment premium.

On March 31, 2020, TiVo will be required to make a payment equal to 0.25% of the original principal amount of the 2019 Term Loan Facility. Thereafter, quarterly installments in an amount equal to 2.50% of the original principal amount of the 2019 Term Loan Facility are due, with any remaining balance payable on the final maturity date of the 2019 Term Loan Facility.

The Company also entered into a $60.0 million Revolving Loan Credit Facility as part of the 2019 Credit Agreements, which expires on March 31, 2021. Availability of the Revolving Loan Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Loan Parties’ accounts receivable as reduced by certain reserves, if any. There were no amounts outstanding under the Revolving Loan Credit Agreement at any time during the year ended December 31, 2019. Loans under the Revolving Loan Credit Facility bear interest, at TiVo’s option, at a rate equal to either (a) LIBOR, plus (i) if the average daily Specified Excess Availability (as defined in the Revolving Loan Credit Agreement) is greater than 66.67%, 1.50%, (ii) if the average daily Specified Excess Availability is greater than 33.33% but less than or equal to 66.66%, 1.75%, or (iii) if the average daily Specified Excess Availability is less than or equal to 33.33%, 2.00%, in each case, subject to a 0.00% LIBOR floor or (b) the Base Rate (as defined in the Revolving Loan Credit Agreement), (i) if the average daily Specified Excess Availability is greater than 66.67%, 0.50%, (ii) if the average daily Specified Excess Availability is greater than 33.33% but less than or equal to 66.66%, 0.75%, or (iii) if the average daily Specified Excess Availability is less than or equal to 33.33%, 1.00%, in each case, subject to a 1.00% Base Rate floor.

Revolving loans may be borrowed, repaid and re-borrowed until March 31, 2021, when all outstanding amounts must be repaid.

The 2019 Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The 2019 Credit Agreements are secured by substantially all of the Company's assets.

Financing for the Xperi Combination

In connection with the execution of the Xperi Merger Agreement, TiVo and Xperi obtained a debt commitment letter (the “Commitment Letter”), dated December 18, 2019, with Bank of America, N.A. (“Bank of America”), BofA Securities, Inc. and Royal Bank of Canada (“Royal Bank”), pursuant to which, Bank of America and Royal Bank have committed to provide a senior secured first lien term loan B facility in an aggregate principal amount of $1,100 million (the “Debt Financing”). On January 3, 2020, TiVo, Xperi, Bank of America, Royal Bank and Barclays Bank PLC (“Barclays”) entered into a supplement to the Commitment Letter to add Barclays as an additional initial lender and an additional joint lead arranger and joint bookrunner and to reallocate a portion of the debt commitments of Bank of America and Royal Bank under the Commitment Letter to Barclays. The proceeds from the Debt Financing may be used (i) to pay fees and expenses incurred in connection with the Merger and the related transactions, (ii) to finance the refinancing of certain existing indebtedness of TiVo and Xperi, and (iii) to the extent of any remaining amounts, for working capital and other general corporate purposes.

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

Contract Modifications

Contracts may be modified due to changes in contract specifications or customer requirements. Contract modifications occur when the change in terms either creates new enforceable rights and obligations or changes existing enforceable rights and obligations. The effect of a contract modification for goods and services that are not distinct in the context of the contract on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Contract modifications that result in goods or services that are distinct from the existing goods or services are accounted for as separate contracts if they are sold at their stand-alone selling price, or otherwise prospectively.

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

TiVo-enabled DVRs and TiVo Service

We sell TiVo-enabled DVRs and the related service directly to customers through sales programs via the TiVo.com website and license the sale of TiVo-enabled DVRs through a limited number of retailers. For sales through the TiVo.com website, the customer receives a DVR and commits to either a minimum subscription period of one year or for the lifetime of the DVR. Customers who purchase a DVR from TiVo.com have the right to return the DVR within 30 days of purchase for a full refund. For licensed sales of TiVo-enabled DVRs through retailers, the customer commits to either a minimum subscription period of one year or for the lifetime of the DVR. All customers have the right to cancel their subscription to the TiVo service within 30 days of subscription activation for a full refund. After the initial subscription period, all customers have various pricing options when they renew their subscription.

The stand-alone selling price for the TiVo service is established based on stand-alone sales of the service and varies by the length of the service period. The stand-alone selling price of the DVR is determined based on the price for which we would sell the DVR without any service commitment from the customer.

The transaction price allocated to the DVR is recognized as revenue on delivery and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenues from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including, but not limited to, customer retention rates, the timing of new product introductions and historical experience. As of December 31, 2019, we recognize revenue for lifetime subscriptions over a 72-month period. We periodically reassess the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from our estimate, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

Shipping and handling costs associated with outbound freight after control of a DVR has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of hardware revenues, excluding depreciation and amortization of intangible assets as incurred.

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets and Goodwill are evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate their carrying amount may not be recoverable.

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that an indefinite-lived intangible asset or the fair value of a reporting unit is less than its carrying amount. Qualitative factors which could trigger an interim impairment review, include, but are not limited to a:

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

The process of evaluating indefinite-lived intangible assets for potential impairment is subjective and requires significant estimates, assumptions and judgments, particularly related to estimating the fair value of the asset. Estimating the fair value of an indefinite-lived intangible asset considers the amount and timing of the future cash flows associated with the asset, the expected long-term growth rate, assumed royalty rates, income tax rates and economic and market conditions, as well as risk-adjusted discount rates.

For reasons similar to those described below related to goodwill, during the fourth quarter of 2018, the third quarter of 2019 and the fourth quarter of 2019, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that the indefinite-lived intangible asset was impaired and that quantitative interim impairment tests should be performed as of December 31, 2018, September 30, 2019 and December 31, 2019.

The quantitative interim impairment test for the indefinite-lived intangible asset performed as of December 31, 2019 and December 31, 2018 indicated that its fair value exceeded its carrying amount by 37% and 57%, respectively. Accordingly, as of December 31, 2019 and December 31, 2018, no impairment charges were recognized for the indefinite-lived intangible asset. As of December 31, 2019, the carrying amount of the indefinite-lived intangible asset was $14.0 million.

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of an acquired business. The recoverability of goodwill is assessed at the reporting unit level, which is either the operating segment or one level below.

If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed. In the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. In 2019, the fair value of the Product reporting unit and the Intellectual Property Licensing reporting unit was estimated using an income approach. In 2018, the fair value of the Product reporting unit was estimated by weighting the fair values derived from an income approach and a market approach and the fair value of the Intellectual Property Licensing reporting unit was estimated using an income approach.

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

During December 2018, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of December 31, 2018 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant decline in the trading price of TiVo's common stock during the second half of the fourth quarter of 2018 and current market conditions, as well as lower-than-previously forecast revenue and profitability levels over a sustained period of time and downward revisions to management's short- and long-term forecasts. The forecast revisions were identified as part of TiVo's overall long-term forecasting process, which was substantially completed in December 2018. The revised forecast reflected lower expectations for the Company's Platform Solutions products, including changes in both the market and business models internationally, as well as the decision to eliminate certain analytics products. The changes in expectations related to revenue growth rates, current market trends, business mix, cost structure and other expectations about anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment test performed as of December 31,

2018, a Goodwill impairment charge of $269.0 million was recognized related to the Product reporting unit. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, no Goodwill impairment charge was recognized related to the Intellectual Property Licensing reporting unit.

During September 2019, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of September 30, 2019, for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant and sustained decline in the trading price of TiVo's common stock, as well as lower-than-previously forecast revenue and profitability levels for the Product reporting unit and downward revisions to this reporting unit's short- and long-term forecasts. The forecast revisions for the Product reporting unit were identified as part of TiVo's 2020 budgeting process and reflect lower expectations for its Platform Solutions products, including changes in both the market and business models internationally. The changes in such expectations related to revenue growth rates, current market trends, business mix, cost structure and other expectations about the anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment test performed as of September 30, 2019, a Goodwill impairment charge of $137.5 million was recognized, of which $79.3 million relates to the Product reporting unit and $58.2 million relates to the Intellectual Property Licensing reporting unit. The Goodwill impairment charge for the Intellectual Property Licensing reporting unit resulted from an increase in the discount rate used to estimate fair value due to the decline in the trading price of TiVo's common stock.

Following the Company's announcement of the Xperi Combination in December 2019, management concluded sufficient indicators of potential impairment were identified and that it was more-likely-than-not that goodwill was impaired and that quantitative interim goodwill impairment tests should be performed as of December 31, 2019 for the Product and Intellectual Property Licensing reporting units. Although the long-range forecasts for the Product and Intellectual Property Licensing reporting units did not materially change from those used in performing the quantitative interim goodwill impairment test as of September 30, 2019, the fair value decreased. The decrease in fair value was primarily due to the elimination of an assumed control premium from the fair value estimate following execution of the Xperi Merger Agreement. Based on this decline in fair value, a Goodwill impairment charge of $217.1 million was recognized during the three months ended December 31, 2019, of which $20.5 million related to the Product reporting unit and $196.6 million related to the Intellectual Property Licensing reporting unit.

Following the recognition of the Goodwill impairment charge during the three months ended December 31, 2019, the equity fair value of the Product reporting unit equaled its carrying amount of $420.4 million and the equity fair value of the Intellectual Property Licensing reporting unit equaled its carrying amount of $653.3 million, which was net of the Company's debt as of December 31, 2019. A deterioration in conditions or circumstances similar to those described above may result in additional goodwill impairment charges for the Product or Intellectual Property Licensing reporting units in the future. In addition, if we fail to renew licenses, or renew licenses with materially different terms than those assumed, or if there is an adverse outcome with respect to patent infringement claims we have asserted against Comcast, an impairment of goodwill for the Intellectual Property Licensing reporting unit could result, the effect of which could be material.

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

As of December 31, 2019, the carrying amount of property and equipment and finite-lived intangible assets was $48.3 million and $401.1 million, respectively.

Equity-Based Compensation

Equity-based compensation costs are estimated based on the grant date fair value of the award. Equity-based compensation cost is recognized for those awards expected to meet the service or performance vesting conditions on a straight-line basis over the requisite service period of the award. Equity-based compensation is estimated based on the aggregate grant for service-based awards and at the individual vesting tranche for awards with performance or market conditions. Forfeiture estimates are based on historical experience.

As our restricted stock awards are generally not eligible for dividend protection, the fair value of restricted awards subject to service or performance conditions is estimated as the price of our common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period. When restricted stock award requires a post-vesting restriction on sale, the grant date fair value is adjusted to reflect a liquidity discount based on the expected post-vesting holding period.

A Monte Carlo simulation is used to estimate the fair value of restricted stock units subject to market conditions with expected volatility estimated using the historical volatility of our common stock.

We use the Black-Scholes-Merton option-pricing formula to estimate the fair value of stock options and employee stock purchase plan ("ESPP") shares. The Black-Scholes-Merton option-pricing formula uses complex and subjective inputs, such as the expected volatility of our common stock over the expected term of the award and projected employee exercise behavior. Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on our common stock. The expected term is estimated by calculating the average term from historical experience. The risk-free interest rate is the yield on U.S. Treasury zero-coupon bonds with remaining terms similar to the expected term of the ESPP shares at the grant date. The expected dividend yield assumes a constant dividend yield commensurate with the dividend yield of TiVo's common stock on the grant date.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions and are subject to the examination of our income tax returns by the relevant tax authorities which may assert assessments against us. Significant estimates, assumptions and judgments are required in determining our provision for income taxes and income tax assets and liabilities, including the effects of any valuation allowance or unrecognized tax benefits. Our estimates, assumptions and judgments consider existing tax laws, our interpretation of existing tax laws and possible outcomes of current and future audits conducted by various tax authorities. Changes in tax law or our interpretation of existing tax laws and the resolution of current and future tax audits could significantly impact the provision for income taxes in our Consolidated Financial Statements.

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

Contractual Obligations

Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	2020	2021 - 2022	2023 - 2024	Thereafter
Long-term debt (2)	$1,010,048	$350,413	$143,048	$516,587	$—
Interest on long-term debt (2, 3)	209,152	55,223	90,284	63,645	—
Purchase obligations	19,771	6,693	9,671	3,407	—
Operating lease commitments (4)	91,529	17,657	30,087	23,676	20,109
Transition Tax (5)	486	69	200	217	—
Total	$1,330,986	$430,055	$273,290	$607,532	$20,109

(1)	The following items have been excluded from the table:

•
Due to uncertainty about the periods in which tax examinations will be completed and limited information related to ongoing tax return audits, we are unable to reliably estimate the timing of cash payments and settlements associated with accruals for unrecognized tax benefits; therefore, amounts related to these obligations have been excluded from the table.

(2)
The 2020 Convertible Notes can be freely converted by holders at any time. For additional information, see Note 8 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(3)
Interest on the 2019 Term Loan Facility is presented based on the interest rate in effect as of December 31, 2019. For additional information, see Note 8 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

(4)	Operating leases are presented on a gross basis. We have agreements to receive payments of approximately $37.0 million under subleases through 2026.

(5)
As a result of the Tax Act of 2017, during the year ended December 31, 2018, we determined our Transition Tax on unrepatriated foreign earnings of our foreign subsidiaries was $33.7 million. We utilized $32.8 million of available tax credits to offset the majority of the Transition Tax. We elected to pay the Transition Tax over the 8 year period provided by the Tax Act of 2017. For additional information on the Tax Act of 2017, see Note 13 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

Future realized gains and losses may differ materially from the sensitivity analysis provided below based on changes in the timing and amount of interest rate, foreign currency exchange rate and security price movements and our actual exposures and derivatives in place at the time of the change. There have been no material changes to the nature of our market risk exposures, nor how those exposures are managed since December 31, 2018.

Investment Risk

Our marketable securities portfolio consists of money market mutual funds, U.S. Treasury and agency securities and corporate bonds which are classified as cash equivalents and short- and long-term marketable securities. The fair value of our marketable securities portfolio was $305.7 million and $354.0 million as of December 31, 2019 and 2018, respectively.

Our primary investment objective is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We seek to limit our exposure to interest rate and credit risk by establishing and monitoring compliance with our investment policies and guidelines. Our marketable securities portfolio is subject to interest rate risk as an increase in interest rates could adversely affect its fair value, while a decrease in interest rates could adversely affect the amount of interest income we receive. We regularly monitor the credit risk of our marketable securities portfolio and manage credit and interest rate risk in accordance with our investment policies and guidelines. We do not use derivative financial instruments to manage or hedge our marketable securities portfolio. A hypothetical 50 basis point increase in the current yield of our marketable securities portfolio would result in a $0.1 million and $0.7 million decrease in the fair value of our investment portfolio as of December 31, 2019 and 2018, respectively.

While we cannot predict future market conditions or liquidity, we believe that our investment policies and guidelines provide an appropriate means to manage the risks of our marketable securities portfolio.

Interest Rate Risk

2019 Term Loan Facility. The $715.0 million of borrowings outstanding as of December 31, 2019 under our 2019 Term Loan Facility is subject to a variable interest rate. If LIBOR were to increase, our debt service costs would increase even though the amount borrowed remained the same. 2019 Term Loan Facility is more fully described in Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

In connection with offering the 2020 Convertible Notes, we purchased call options and sold warrants with respect to our common stock. The options are expected to offset the potential dilution from any conversion of the 2020 Convertible Notes into shares of our common stock. The warrants have a dilutive effect with respect to our common stock to the extent that the market price of our common stock exceeds the strike price of the warrants. However, we have the right to settle the warrants in cash or shares. As of December 31, 2019, the strike price of the warrants was $34.9541 per share. The number of shares of our common stock underlying the warrants is 13.0 million shares, subject to anti-dilution adjustments.

For further discussion regarding the 2020 Convertible Notes and the related call options and warrants, see Note 8 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

Interest Rate Swaps. Our interest rate swaps were designed to economically hedge a significant portion of the borrowings under Term Loan Facility B. Under the terms of these interest rate swaps, we generally pay interest at a fixed rate and receive interest at a floating rate from the counterparties. Following the extinguishment of Term Loan Facility B in November 2019, the interest rate swaps remain outstanding and economically hedge a significant portion of the borrowings under the 2019 Term Loan Facility. For further discussion regarding the 2019 Term Loan Facility and our interest rate swaps, see Note 8 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2019. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that TiVo Corporation maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TiVo Corporation

Opinion on Internal Control Over Financial Reporting
We have audited TiVo Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TiVo Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 18, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Board Leadership Structure. We separate the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for the company and the day-to-day leadership and performance of the company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and sets the agenda for Board meetings and presides over meetings of the full Board. We also believe that separation of the positions reinforces the independence of the Board of Directors in its oversight of the business and affairs of the company, and creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board of Directors to monitor whether management’s actions are in the best interests of the company and its stockholders. Our Chairman of the Board of Directors, is “independent” and presides at all executive sessions of “non-management” directors.

Risk Oversight. The Board’s role in the company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the company, including operational, financial, legal and regulatory, information security, and strategic and reputational risks. The full Board of Directors (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports to enable it to understand our risk identification, risk management and risk mitigation strategies. The company’s compensation committee is responsible for overseeing the management of risks relating to the company’s executive compensation plans and arrangements. The audit committee oversees management of financial risks, including as such financial risks maybe impacted by operational, legal and regulatory and information security risks. The corporate governance and nominating committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed of such risks through committee reports at the Board of Directors meeting following a given committee meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

The company has a formal compliance program, which includes a risk management committee comprised of key operational, financial, legal and information technology personnel who regularly assess risks to the company, including through annual enterprise risk assessments. In addition to the company’s formal compliance program, the Board of Directors encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day-to-day business operations. The company’s risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for the company. As a result, the Board of Directors (and its committees) periodically asks the company’s executives to discuss the most likely sources of material future risks and how the company is addressing any significant potential vulnerability.

Independence of Directors

As required by the Nasdaq listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the SEC rules and pertinent Nasdaq listing standards.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and the company, our executive officers and our independent registered public accounting firm, the Board has affirmatively determined that, except for Mr. Shull, the company’s current President and Chief Executive Officer, who is not an independent director by virtue of his employment with the company, and Mr. Rau, who was employed as the company’s Interim President and Chief Executive Officer through May 30, 2019, all other directors who served on the Board of Directors in 2019 are independent directors.

All members of our Audit Committee, at all times during which they served on such Committee, are “independent” as required by Nasdaq Rule 5605(c)(2)(A). All members of our Compensation Committee, at all times during which they served on such Committee, are “independent” as required by Nasdaq Rule 5605(d)(2)(A).

Meetings of the Board and Committees

As of December 31, 2019, our Board of Directors and committees were comprised as follows:

Name	Board of Directors	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
David Shull	✓
Laura J. Durr	✓	✓
Alan L. Earhart	✓	Chair
Eddy W. Hartenstein	✓	✓	✓
James E. Meyer	Chair			Chair
Daniel Moloney	✓		✓
Raghavendra Rau	✓
Glenn W. Welling	✓		Chair	✓
Loria B. Yeadon	✓			✓
Total # of Meetings in 2019	14	5	10	7
Total # of Actions by Written Consent in 2019	6	—	1	1
Raghavendra Rau served on our Board of Directors and as the company’s Interim President and Chief Executive Officer through May 30, 2019. During the time he served as the company’s Interim President and Chief Executive Officer, Mr. Rau did not serve on any committees of the Board of Directors.

Board of Directors

Each director who served on the Board during 2019 attended, for the portion of the year in which they served, at least 75% of the aggregate of: (i) the total number of meetings of our Board of Directors that were held in 2019 and (ii) the total number of all meetings of the committees of our Board of Directors on which he or she served. As part of each regularly scheduled Board meeting, the independent members of our Board of Directors hold a separate meeting that non-independent directors and other members of management do not attend. Although we do not have a formal policy regarding attendance by members of the Board of Directors at the annual meeting of stockholders, we encourage directors to attend. Last year, all of the members of our Board of Directors then serving attended the annual meeting in person or by teleconference.

Our Board of Directors has an audit committee, a compensation committee and a corporate governance and nominating committee. Our Board of Directors has adopted charters governing the duties and responsibilities of each of these committees and a copy of each such charter is available in the investor relations section on our website at www.tivo.com.

The following is a brief biography of each member of our board of directors, as of December 31, 2019, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Form 10-K. The initial year of each member’s service on the board of directors denotes the year in which such member joined as a director of TiVo Corporation or one of its subsidiaries, Rovi, TiVo Inc., Rovi Solutions Corporation (formerly Macrovision Corporation) or Rovi Guides, Inc. (formerly Gemstar-TV Guide International, Inc. (“Gemstar”)).

David Shull. Mr. Shull, age 47, has served as our President and CEO and a member of our Board of Directors since 2019. He has deep experience in the Pay-TV, OTT and digital media fields and served as Chief Executive Officer of The Weather Channel cable network from January 2016 until its sale in September 2018 and served as Group President, TV of The Weather Channel group from May 2015 to January 2016. Prior to The Weather Channel, Mr. Shull held various executive roles from October 2004 to May 2014 at DISH Network and EchoStar, including Executive Vice President and Chief Commercial Officer, Senior Vice President, Programming, Senior Vice President and Managing Director, Asia Pacific, and Vice President, Operations. Mr. Shull holds a B.A. in philosophy from Harvard University and an M.B.A. from Oxford University.

Laura J. Durr. Ms. Durr, age 58, has served as a member of the Board since 2019. Ms. Durr served as the Executive Vice President and Chief Financial Officer of Polycom, Inc. from May 2014 until its acquisition by Plantronics Inc. in July

2018. Prior to becoming Chief Financial Officer, Ms. Durr held various finance leadership roles at Polycom between 2004 and 2014, including Senior Vice President-Worldwide Finance, Chief Accounting Officer and Worldwide Controller. Prior to joining Polycom, Ms. Durr held executive positions in finance and administration at Lucent Technologies and International Network Services and also spent six years at Price Waterhouse LLP. Ms. Durr was a certified public accountant and holds a B.S. in Accounting from San Jose State University.

Alan L Earhart. Mr. Earhart, age 76, has served as a member of the Board since 2008. Mr. Earhart retired as partner of PricewaterhouseCoopers LLP, an accounting and consulting firm, in 2001. At the time of his retirement, he served as Managing Partner for PricewaterhouseCoopers’ Silicon Valley office. From 1970 to 2001, Mr. Earhart held a variety of positions with Coopers & Lybrand and its successor entity, PricewaterhouseCoopers LLP. Mr. Earhart holds a B.S. in accounting from the University of Oregon.

Eddy W. Hartenstein. Mr. Hartenstein, age 69, has served as a member of the Board since 2015. Mr. Hartenstein served as President and Chief Executive Officer of the Tribune Company, a multimedia, publishing, digital media and broadcasting company, from May 2011 to January 2013. Mr. Hartenstein was also publisher and Chief Executive Officer of the Los Angeles Times Media Group, a print and online company, from August 2008 to August 2014. Previously, Mr. Hartenstein served as President of DIRECTV, Inc., a television service provider, from its inception in 1990 through 2001 and then as its Chairman and Chief Executive Officer from 2001 to 2003, when News Corporation purchased a controlling interest in the company. He continued as Vice Chairman of The DIRECTV Group until 2004. Mr. Hartenstein was inducted into the Consumer Electronics Association Hall of Fame in 2008, the Broadcasting and Cable Hall of Fame in 2002 and the National Academy of Engineering in 2001, and received an Emmy® from the National Academy of Television Arts and Sciences for lifetime achievement in 2007. Mr. Hartenstein serves as the lead independent director of Sirius XM Holdings Inc., a satellite radio broadcaster, and as a director of Broadcom Limited, a semiconductor company, and Tribune Publishing Company, a media company. Mr. Hartenstein has a B.S. in Aerospace Engineering, a B.S. in Mathematics and an honorary Doctor of Science from California State Polytechnic University, Pomona, and an M.S. in Applied Mechanics from the California Institute of Technology.

James E. Meyer. Mr. Meyer, age 65, has served as a member of the Board since 1997 and has served as Chairman of the Board since 2015. Mr. Myer was Chief Executive Officer of Sirius XM Radio since December 2012. Mr. Meyer served as President of Operations and Sales of Sirius Satellite Radio from April 2004 to December 2012. From 1997 to 2002, Mr. Meyer served in various capacities at Thomson Multimedia Corporation. Mr. Meyer currently serves as a director of Charter Communications, Inc., a broadband communications and cable operator. Mr. Meyer holds a B.S. in Economics and an MBA from St. Bonaventure University.

Dan Moloney. Mr. Moloney, age 60, has served as a member of the Board since 2013. Mr. Moloney has been an Executive Partner at Siris Capital, LLC, a leading private equity firm in the technology and telecommunications industries, since 2013. Prior to this, he served as the President of Motorola Mobility, Inc., a leading provider of innovative technologies, products and services for the mobile and cable/wireline industries. He has almost 30 years of senior executive management, leadership and technological expertise and experience. Prior to Motorola Mobility being spun out of Motorola in early 2011, he served as the President of the Home & Networks Mobility business within Motorola and led the expansion of this business into a worldwide leader in both video and broadband wireless solutions. From 2002 - 2006, he led the Connected Home business for Motorola. He joined Motorola as part of their acquisition of General Instrument in 2000, where he served in various leadership roles around the forefront of key technological breakthroughs including digital TV and HDTV, VoIP, and internet/video applications over cable. Mr. Moloney currently serves as a director of Plantronics, a designer and manufacturer of lightweight communications devices. Mr. Moloney holds a bachelor’s degree in electrical engineering from the University of Michigan and a Master of Business Administration from the University of Chicago.

Raghavendra Rau. Mr. Rau, age 70, has served as a member of the Board since 2015 and has served as Vice Chairman since 2019. He served as the interim President and Chief Executive Officer of TiVo from July 2018 to May 2019. Mr. Rau also served as Chief Executive Officer of SeaChange International Inc., a video software technology company, from November 2011 to October 2014 and was a member of its board from July 2010. Previously, Mr. Rau held a number of senior leadership positions with Motorola Inc. from 1992 to 2008, including Senior Vice President of Strategy and Business Development of the Networks & Enterprise business, Senior Vice President of the Mobile TV Solutions business, and Corporate Vice President of Marketing and Professional Services. Mr. Rau currently serves as a director of Quantum Corp., a storage, archive and data protection company. Mr. Rau holds a bachelor's degree in engineering from the National Institute of Technology (India) and an MBA from the Indian Institute of Management (Ahmedabad).

Glenn W. Welling. Mr. Welling, age 49, has served as a member of the Board since 2015. Mr. Welling has been the founder and Chief Investment Officer of Engaged Capital since 2012. Prior to Engaged Capital, Mr. Welling was a principal and managing director at Relational Investors, an activist equity fund, which he joined in July 2008. At Relational, Mr. Welling was responsible for managing the equity fund's consumer, healthcare and utility group. Mr. Welling spent six years as a managing director at Credit Suisse Group AG, where he also served as the head of the investment banking department's advisory business. Mr. Welling is a member of the board of directors of Hain Celestial Group, a marketer, manufacturer and seller of organic and natural better-for-you food and beverage offerings. Mr. Welling is a graduate of The Wharton School of Business at the University of Pennsylvania.

Loria B. Yeadon. Ms. Yeadon, age 57, has served as a member of the Board since 2019. Ms. Yeadon has been serving as the Chief Executive Officer of YMCA of Greater Seattle since February 2019. She served as the Chief Executive Officer of Yeadon Intellectual Property LLC, a specialized intellectual property consulting firm, from 2014 to 2019. From 2009 to 2014, Ms. Yeadon held various roles at Intellectual Ventures, a global invention and investment business focused on the development and licensing of intellectual property, including serving as the Executive Vice President and General Manager of the IV transportation business, EVP of the Invention Investment Fund and as their Chief IP Counsel. Prior to her tenure at Intellectual Ventures, Ms. Yeadon served as CEO of Honeywell Intellectual Properties, Inc. Ms. Yeadon holds a B.S. in Electrical Engineering from the University of Virginia, a M.S. in Electrical Engineering from Georgia Institute of Technology, and a J.D. from Seton Hall School of Law.

Audit Committee

The principal function of the audit committee is to assist our Board of Directors in its oversight responsibilities relating to our financial accounting, reporting and controls. The audit committee monitors and evaluates periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our financial and senior management and our independent registered public accounting firm; is responsible for the appointment, compensation and monitoring of the work of our independent registered public accounting firm; reviews and evaluates the qualifications, independence and performance of our independent registered public accounting firm; monitors our compliance with legal and regulatory requirements; monitors the performance of our internal audit function; and facilitates communication among our independent registered public accounting firm, our financial and senior management and our Board of Directors. Mr. Earhart and Ms. Durr are “Audit Committee Financial Experts” as defined by SEC rules and regulations and also meet Nasdaq’s professional experience requirements.

From January 1, 2019 to May 1, 2019, the audit committee was comprised of Messrs. Earhart, Hartenstein and former director Jeffrey T. Hinson. Since the annual meeting of stockholders on May 1, 2019, the audit committee membership is as shown in the chart above.

Compensation Committee

The principal functions of the compensation committee are to review and approve our incentive compensation programs for all executive-level direct reports of the Chief Executive Officer and review and recommend the annual compensation for the Chief Executive Officer to the Board of Directors for approval. The compensation committee reviews and approves all compensation (including the adjustment of base salary each year) and all bonus and other incentive compensation programs for our executive-level officers (other than our Chief Executive Officer), and authorizes all awards to our executive-level officers under those programs. The compensation committee also approves any employment severance or termination arrangement with any executive-level officer (other than our Chief Executive Officer). All decisions regarding the compensation of our Chief Executive Officer are reviewed by the compensation committee, which then recommends such compensation to the full Board of Directors for approval. The Chief Executive Officer abstains from voting on approval of his own compensation and such approval is made by the remaining members of the Board of Directors, all of whom are “independent” under applicable rules of the SEC.

The compensation committee meets with our Chief Executive Officer and other internal personnel responsible for compensation analysis for the company prior to the beginning of each fiscal year to plan, and meets several times during the first quarter of each year to discuss, the incentive compensation programs to be effective for that fiscal year. The agenda for each compensation committee meeting is determined by the chairman of our compensation committee. The compensation committee may delegate to subcommittees any power and authority of the compensation committee, and such subcommittees have the sole authority to assist the compensation committee in carrying out its responsibilities, including the sole authority to approve any consultant fees.

For the entirety of 2019, the compensation committee membership was as shown in the chart above.

Corporate Governance and Nominating Committee

The principal functions of the corporate governance and nominating committee are to advise and make recommendations to our Board of Directors on matters concerning corporate governance, review potential or actual conflicts of interest involving members of our Board of Directors, help identify, evaluate and recruit candidates to fill vacancies on our Board of Directors, identify the nominees for election to our Board of Directors at the annual meeting of stockholders and oversee the annual evaluation of members of and performance of our Board of Directors and Board committees.

From January 1, 2019 to May 1, 2019, the corporate governance and nominating committee was comprised of Messrs. Earhart, Meyer and Welling. Since the annual meeting of stockholders on May 1, 2019, the corporate governance and nominating committee membership is as shown in the chart above.

Director Nomination Process

Director Qualifications

The corporate governance and nominating committee reviews, evaluates and proposes prospective candidates for our Board of Directors. Each member of our Board of Directors must have broad experience and business acumen, a record of professional accomplishment in his or her field, and demonstrated honesty and integrity consistent with our values. In evaluating director nominees, the corporate governance and nominating committee considers a variety of factors, including the appropriate size of the Board of Directors, our needs with respect to the particular talents and experience of the directors, the nominee’s experience and understanding of our business and industry, familiarity with national and international business matters, strategic thinking and willingness to share ideas, network of contacts, experience with accounting rules and practices, and diversity of professional expertise and experience beneficial to the achievement of our strategic goals. The corporate governance and nominating committee may also consider such other factors as it may deem are in the best interests of our company and our stockholders. The corporate governance and nominating committee understands that it is necessary for at least one, and preferably for several, members of the Board of Directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules and for a majority of the members of the Board of Directors to meet the definition of “independent director” under the Nasdaq listing standards.

Identifying Nominees

In February 2018, our Board of Directors approved amendments to the company’s corporate governance and nominating committee charter to emphasize the Board’s commitment to diversity and inclusiveness in its Board membership. The corporate governance and nominating committee seeks to create a Board of Directors that is strong in its collective knowledge and has a diversity of viewpoints, skills and experience with respect to management and leadership, vision and strategy, business operations, business judgment, industry knowledge, accounting and finance, legal and intellectual property, corporate governance and global markets. Accordingly, in performing its responsibilities to review director candidates and recommend candidates to the Board for election, the Committee will: (i) ensure that candidates with a diversity of gender, race and ethnicity are included in each pool of candidates from which Board nominees are chosen; and (ii) seek diverse candidates by ensuring director searches include nominees from both non-executive corporate positions and non-traditional environments. We will also consider California’s new law, SB 826, in our consideration of nominees to the Board.

The corporate governance and nominating committee identifies nominees by first identifying the desired skills and experience of a new nominee based on the qualifications and diversity considerations discussed above. The corporate governance and nominating committee may identify potential nominees based upon suggestions by non-employee members of the Board of Directors, senior level executives, individuals personally known to the members of the Board of Directors, third-party search firms and/or stockholders, and evaluate those persons on its own. The corporate governance and nominating committee does not evaluate proposed nominees differently depending upon who has made the proposal.

Stockholder Nominations

In identifying nominees for our Board of Directors, the corporate governance and nominating committee will consider any stockholder recommendations for candidates to serve on the Board of Directors. If a stockholder wishes to nominate a candidate to serve on our Board of Directors, the stockholder should follow the procedures as set forth in our bylaws. Any notice of director nomination must meet all the requirements contained in our bylaws and include other information required pursuant to Regulation 14A of the Exchange Act, including the nominee’s consent to serve as a director and evidence of the nominating stockholder’s ownership of our stock. If a stockholder wishes to suggest a candidate for consideration by the corporate governance and nominating committee, the stockholder should provide comparable information to the corporate governance and nominating committee with a request that the committee consider the candidate for nomination.

Communications with the Board

Stockholders may send communications to the Board of Directors or individual members of the Board by submitting one or more letters in sealed envelopes labeled with the names of the desired recipients. Any such letters should be placed in a larger envelope and mailed to TiVo Corporation, Attention: TiVo Corporation, Attention: General Counsel & Corporate Secretary, 2160 Gold Street, San Jose, California 95002. The Corporate Secretary will forward the sealed envelopes to the designated recipient. Comments or complaints relating to accounting or auditing matters may be submitted directly to the chair of the audit committee through the same address listed above.

Executive Officers

The names of our executive officers, their ages, positions and biographical summaries as of December 31, 2019 are shown below.

Name	Age	Position
David Shull	47	President and Chief Executive Officer
Wesley Gutierrez	42	Chief Financial Officer
Michael Hawkey	54	Senior Vice President and General Manager, User Experience
Matt Milne	52	Chief Revenue Officer
Arvin Patel	48	Executive Vice President and Chief Intellectual Property Officer
Pamela Sergeeff	47	Executive Vice President, General Counsel and Chief Compliance Officer

For a biography of David Shull, please see above in Item 10, "Board of Directors".

Wesley Gutierrez. Mr. Gutierrez has served as our Chief Financial Officer since December 2019. Mr. Gutierrez was appointed as the Company’s Senior Vice President, Chief Accounting Officer and Treasurer in July 2015 and served in this role until his appointment as Chief Financial Officer in December 2019. He joined Gemstar-TV Guide International Inc. in November 2004 and served in various roles in the finance organization, including as the Company’s Director, Financial Reporting from May 2008 (when the Company acquired Gemstar-TV Guide) to February 2009, the Company’s Vice President, Financial Reporting from March 2009 to September 2013 and the Company’s Vice President, Finance and Treasury from October 2013 to July 2015. Mr. Gutierrez holds a B.A in business economics from the University of California at Los Angeles.

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

Arvin Patel. Mr. Patel has served as our Executive Vice President and Chief Intellectual Property Officer since August 2017. Prior to joining the Company, Mr. Patel served as Chief Intellectual Property Officer at Technicolor SA, a video technologies supplier, from August 2015 to June 2017. Mr. Patel previously served as Senior Vice President, Intellectual Property Licensing at Rovi from April 2011 to July 2015. Mr. Patel holds a B.A. in legal studies from the University of California, Berkeley, and a J.D. from the California Western School of Law.

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

Corporate Governance Materials
Code of Conduct. We adopted our Code of Personal and Business Conduct and Ethics (the “Code of Conduct”) as required by applicable securities laws, rules of the SEC and the Nasdaq listing standards. The Code of Conduct applies to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our current Code of Conduct is available in the investor relations section of our website at www.tivo.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including implicit waiver, from a provision of the Code of Conduct to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at www.tivo.com or in a Current Report on Form 8-K filed with the SEC.
Corporate Governance Guidelines. In November 2016, we adopted amended Corporate Governance Guidelines to assist the Board in following corporate practices that serve the best interest of the company and its stockholders. From time to time, we may further amend such Corporate Governance Guidelines as we believe appropriate and in the best interest of the company and its stockholders. Our currently effective Corporate Governance Guidelines are available in the investor relations section of our website at www.tivo.com.
ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of our compensation programs and explains our executive compensation philosophy, policies and practices for the following executives, who are referred to in this Compensation Discussion and Analysis and in the subsequent tables as our named executive officers for 2019: David Shull, current President and Chief Executive Officer; Raghavendra Rau, former Interim President and Chief Executive Officer; Wesley Gutierrez, current Chief Financial Officer; Peter Halt, former Chief Financial Officer; Michael Hawkey, Senior Vice President and General Manager, User Experience; Matt Milne, Chief Revenue Officer; and Arvin Patel, Executive Vice President and Chief Intellectual Property Officer.

Prior to the TiVo Acquisition, Messrs. Halt, Hawkey and Milne were employed by Rovi, the predecessor registrant to TiVo Corporation and the acquiring entity in the TiVo Acquisition for accounting purposes under generally accepted accounting principles in the United States. All references in this Compensation Discussion and Analysis to “us”, the “company” and “TiVo” refer to Rovi prior to the TiVo Acquisition and TiVo Corporation following the TiVo Acquisition and all references in this Compensation Discussion and Analysis to “compensation committee” refer to the compensation committee of the Board of Directors of Rovi prior to the TiVo Acquisition and the compensation committee of the Board of Directors of TiVo Corporation following the TiVo Acquisition. All references in this Compensation Discussion and Analysis to the “Chief Executive Officer” and “CEO” refer to Raghavendra Rau prior to May 30, 2019, the date Mr. Rau ceased service as our Interim President and Chief Executive Officer, and David Shull on and after May 31, 2019, the date Mr. Shull became our Chief Executive Officer.

Executive Summary

Our Business

We are a global leader in media and entertainment products that power consumer entertainment experiences and enable our customers to deepen and further monetize their audience relationships. We provide a broad set of cloud-based services, embedded software solutions and intellectual property that enable people to find and enjoy online video, television programming, movies and music entertainment. Our solutions include content discovery through device embedded and cloud-based user experience, including interactive program guides (“IPGs”), digital video recorders (“DVRs”), natural language voice and text search, cloud-based recommendations services and our extensive entertainment metadata (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, sports, music, books, games or other entertainment content).

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

To achieve our corporate mission, we rely on our employees. We encourage teamwork and collaboration among our employees and we demand accountability and strong results.

Accordingly, we have designed our executive compensation program to provide a competitive compensation package that considers paying for performance, internal pay equity, retention value, comparability of compensation to peer group companies and executive pay survey data.

Our 2019 Performance

In February 2018, our Board of Directors reached the conclusion that our stock price was not at a level that they believed reflected the true value of the business given the company’s strong foundation, leading technologies, and solid cash flow from our long-term IP license agreements and guide deployments. As such, we announced we had begun a process of evaluating a wide range of strategic alternatives to realize long-term shareholder value. Over the balance of 2018 and throughout most of 2019, we continued to make progress with our review of strategic alternatives. That effort resulted in two major strategic announcements in 2019: (1) on May 9, 2019, we announced that our Board of Directors unanimously approved a plan to separate the Product and Intellectual Property Licensing businesses into separately traded public companies (the “Separation”); and (2) on December 18, 2019, we and Xperi entered into the Xperi Merger Agreement, pursuant to which we and Xperi agreed, subject to the terms and conditions of the Xperi Merger Agreement, to effect an all-stock, merger of equals strategic combination of our and Xperi’s respective businesses.

Additionally, in terms of major events with respect to our personnel, in late May 2019 we concluded our Chief Executive Officer search, hiring David Shull to replace Raghavendra Rau, one of our Board members who had stepped in as our Interim President and Chief Executive Officer in mid-2018.

The ongoing strategic review process and the David Shull announcement drove a significant number of our 2019 compensation decisions. Both circumstances presented high levels of uncertainty in terms of employee retention generally and executive retention specifically, and our compensation committee’s decisions reflect those uncertainties and retention needs. However, despite the uncertainties facing our business, our team achieved various successes against our 2019 operational strategy. Specifically, we (i) continued our cost reduction and cost containment efforts during the year (and exceeded our internal goals with respect to such reductions and containment efforts), (ii) exceeded our 2019 outlook for revenue and adjusted EBITDA, (iii) launched several products and released product enhancements, including TiVo+, (iv) focused on innovation which led to having 367 patents granted in 2019 and (v) entered into multiple IP licensing and product agreements, including with customers such as Shaw Communications and Discovery Communications.

CEO Appointment and Interim CEO Transition

In May 2019, Mr. Shull was appointed as our President and Chief Executive Officer. Effective as of Mr. Shull’s commencement of employment, Mr. Rau resigned as Interim President and Chief Executive Officer and, effective at the same time, was appointed as Vice Chairperson of the Board of Directors. In connection with this transition, in May 2019, we entered into (i) a Letter Agreement with Mr. Rau (the “Letter Agreement”) and (ii) an offer letter agreement with Mr. Shull, as further described under “Employment Agreements with Named Executives” below. We also entered into an Executive Severance and Arbitration Agreement with Mr. Shull, the terms of which are described below under “Potential Payments upon Termination or Change of Control.” In determining Mr. Shull’s compensation for his service as President and Chief Executive Officer, our Board of Directors considered the company’s existing executive compensation program, the 2019 compensation package that had been established for Mr. Rau and advice from the compensation committee’s independent compensation consultant to design a competitive, market-based compensation package appropriate for a CEO with Mr. Shull’s skills and experience.

Commitment to Responsible Executive Compensation Philosophy and Practices

The following table summarizes both the responsible practices we have implemented and the practices we have avoided to best serve our stockholders’ long-term interests.

What We Do		What We Don't Do
•	Pay for performance	•	We don’t guarantee salary increases
•	Grant performance-based stock awards that directly align executive and stockholder interests and are based on TSR over a multi-year measurement period	•	We don’t provide excise tax gross-ups upon change in control of the company
•	Use a balanced mix of fixed and variable cash incentives and long-term equity	•	We don't permit hedging or other forms of speculative transactions by executive officers, members of management or directors
•	Maintain rigorous stock ownership guidelines for our named executive officers and directors	•
We do not reprice underwater stock options without stockholder approval. Despite the fact that our executives hold stock options which are underwater, we have not repriced stock options since our option exchange program over ten years ago.

•	Maintain a clawback policy that applies to incentive cash and stock compensation
•	Value stockholder feedback on our compensation practices
•
Limit payments following a change in control of our company to situations involving an involuntary termination of employment (a so-called “double trigger” arrangement) and situations where equity awards are not assumed by the successor or surviving company

•	Conduct an annual assessment of compensation related risk to effectively manage our compensation related risks profile

In addition, we are committed to aligning our executive compensation program with our stockholders’ interests and concerns, and thus we maintain the following pay practices:

•	Regularly evaluate our peer group to ensure that our peers are appropriate reference points;

•	Pay bonuses under our annual bonus plan only upon achievement of specified corporate and, if applicable, business group and individual performance goals without a discretionary bonus component;

•	Structure a significant percentage of the annual equity compensation of our named executive officers as performance-based, where vesting is based on relative TSR over a multi-year measurement period;

•	Use different performance goals for our short-term and long-term incentive compensation; and

•
Continue to provide enhanced disclosure about the structure and process of our performance-based equity awards, including the specific performance goals, so that our stockholders have visibility into the rigor of our goal-setting process and our goals.

Stockholder Engagement

Management and our compensation committee value the input of our stockholders, which continues to inform our decisions designed to match compensation of our executives with the evolving nature of our business and align their compensation with the fundamental interests of investors. As we continue to focus on transforming our business, we intend to continue eliciting and addressing our stockholders’ interests and concerns regarding our compensation programs, as described below.

Our compensation committee is committed to ensuring that our executive compensation program is effective and aligned with our stockholders’ interests and concerns. Accordingly, an important component of our compensation committee’s process has been to continue to:

•	Review emerging compensation “best practices” in the United States, with a focus toward companies of similar size;

•	Solicit advice from our compensation committee’s independent compensation consultant; and

•	Consider feedback from major stockholders to gain a thorough understanding of their concerns and review proxy advisory firms’ methodology, rationale and critiques of our compensation program.

Our interaction directly with stockholders, proxy advisors and other experts has significantly aided in the ongoing evolution of our compensation program, and prior changes to our compensation program that were made to address our stockholders’ concerns. Stockholder support for our recent say-on-pay votes was as follows: 96% in 2017, 95% in 2018 and 67% in 2019.

Our compensation committee carefully considers the results of our prior say-on-pay votes, including our 2019 vote. However, the compensation committee believes that evaluating our executive compensation program in light of changes in our business, best practices, market dynamics and stockholders’ input, is an important ongoing process. Accordingly, the compensation committee is committed to continue its thoughtful evaluation in an effort to continuously strengthen our compensation program to serve our company and stockholder objectives.

Executive Compensation Philosophy: Objectives, Considerations and Elements

Objectives
Our executive compensation programs are generally designed to:
• align the interests of executives with the long-term interests of our stockholders through equity-based awards whose value over time depends upon the market value of the company’s common stock;
• motivate key executives to achieve strategic business initiatives and to reward them for their achievements;
• support a pay-for-performance environment that differentiates bonus amounts among the named executive officers on their responsibilities and contributions toward company performance; and
• attract and retain talented and experienced executives by offering compensation programs that are in line with our peer companies.

Considerations
To achieve these objectives, our executive compensation package typically provides a mix of compensation elements, including base salary, annual variable cash bonuses, stock-based compensation, broad-based employee benefits, severance benefits and, in certain circumstances, retention payments. In any given year, our compensation committee may consider one or more of the following factors in determining the amount and form of each of these compensation elements with appropriate attention to both absolute and relative levels of compensation and the mix in achieving proper parity:

• compensation practices and levels among our peer companies and pay levels among our peer companies and executive pay survey as further described below under “Compensation Positioning Against Peer Data and Executive Pay Survey Data”;
• historical and anticipated corporate and individual performance, including stock price, achievement of revenue and adjusted EBITDA, and execution of individual, team and company-wide strategic initiatives;
• budget constraints for salary, bonus and equity adjustments;
• historical compensation levels;
• broader economic conditions, with the goal of ensuring that our pay strategies are effective, yet responsible;
• the potential dilutive effect of our equity compensation practices on our stockholders; and
• individual negotiations with executives, as these executives may be leaving meaningful compensation opportunities at their prior employer or forgoing other compensation opportunities with other prospective employers to work for us, as well as negotiations upon their departures, as we recognize the benefit to our stockholders of smooth transitions.

Elements
What We Pay	Why We Pay It
Base Salary (fixed cash)
• Fixed source of compensation provides our executives a degree of certainty in the face of having a material portion of their compensation “at risk” in the form of annual variable cash bonuses and equity-based compensation.
• Helps to attract and retain our named executive officers.
• The compensation committee generally set base salaries annually and targets base salary levels at the 50th percentile of our market data (using peer group companies and executive pay survey data) as it believes this positioning provides adequate retention incentive.

Annual Variable Cash Bonus (“at-risk” cash)
• Rewards the achievements of our executive officers and their contributions to our financial performance.
• Promotes strong linkages between our executives’ contributions and our company performance, supports the achievement of our business objectives and promotes retention of our executives.
• Our compensation committee recognizes the important role that variable compensation plays in attracting, retaining and motivating our executives to achieve our short-term goals.
• The compensation committee generally sets bonus levels annually and targets annual variable cash bonus levels at the 50th percentile of our market data (using peer group companies and executive pay survey data).

Equity Compensation (“at-risk” stock awards)
• Aligns the long-term interests of our stockholders and our employees by creating a strong, direct link between employee compensation and stock price appreciation and, with respect to performance-based awards, company performance and relative TSR.
• The compensation committee believes that if our officers own shares of our common stock with values that are significant to them, they will have an incentive to act to maximize long-term stockholder value.
• The compensation committee and/or Board of Directors generally approves equity awards annually in the form of restricted stock units (“RSUs”) that vest based on service and/or RSUs that vest based on achievement of specific performance goals.
• The compensation committee generally targets annual equity awards at or near the 50th percentile of our market data (using peer group companies and executive pay survey data).

Role of Our Compensation Committee

Our compensation committee evaluates and approves the annual compensation changes for our named executive officers other than our Chief Executive Officer. Our compensation committee also evaluates and recommends for approval by the independent members of the Board of Directors the annual compensation changes for our Chief Executive Officer, as well as the performance goals for our compensation programs. References below in this “Executive Compensation” section to approvals by our Board of Directors are intended to refer to approvals by the independent members of the Board of Directors.

Our compensation committee solicits and considers our Chief Executive Officer’s recommendations on the compensation levels of each named executive officer, as well as his reviews of each named executive officer’s performance and contributions in the prior year. In addition, our chairman of the Board of Directors solicits from other Board members their evaluations of the performance of the Chief Executive Officer for the prior year and discusses his assessment of our Chief Executive Officer’s performance with the other members of the compensation committee.

As part of its deliberations, in any given year, the compensation committee may review and consider materials such as company financial reports and projections, historical achievement of company-wide operational and financial objectives, operational data, tax and accounting information, total compensation that may become payable to executives in various hypothetical scenarios, executive stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, and the recommendations of our Chief Executive Officer, human resources department and the advice of the compensation committee’s independent compensation consultant.

Role of Management in Setting Compensation

The company’s human resources, finance and legal departments work with our Chief Executive Officer to review peer compensation data, to propose compensation programs for consideration by the compensation committee, to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data and other briefing materials, and ultimately to implement the decisions of the compensation committee.

Our internal personnel responsible for compensation analysis for the company generally attend a portion of each of the compensation committee’s meetings and leave before certain executive sessions. None of our named executive officers were present or participated directly in the compensation committee or the Board of Directors’ final determinations regarding the amount of any component of their own 2019 compensation packages.

However, given our Chief Executive Officer’s responsibilities for managing the performance of our executive officers, our Chief Executive Officer generally plays a primary role in establishing the performance goals for, and evaluating the performance of, our other named executive officers, as described in greater detail below under “Short-Term Incentive Compensation”. The compensation committee solicits and considers our Chief Executive Officer’s evaluations and recommendations (as well as those of the human resources group), including recommendations regarding base salary adjustments and target cash and equity incentive award levels for the other named executive officers. In the case of the Chief Executive Officer, the compensation committee and the Board of Directors meet outside the presence of our Chief Executive Officer to assess his performance.

Role of Our Independent Compensation Consultant

The compensation committee retains an independent consultant to provide the compensation committee with an additional external perspective with respect to its evaluation of relevant market and industry practices. Since August 2015, the compensation committee has retained Farient Advisors (“Farient”) to act as its independent compensation consultant.

In weighing its recommendations for executive compensation for the fiscal year 2019, the compensation committee directed Farient to advise the compensation committee on both best practices and peer practices when designing and modifying our compensation program for executive officers in order to achieve our objectives. As part of its duties, Farient provided the compensation committee with the following services with respect to 2019 compensation decisions:

•
provided compensation data for the peer group for 2019 pay decisions, using the same peer group as in the prior year, which was established in November 2017, and relevant executive pay survey data and an analysis of the compensation of the company’s executive officers as compared to this market data;

•	reviewed and provided recommendations regarding proposed special retention equity grants with performance conditions for certain executive officers (Messrs. Milne and Patel);

•	assisted the compensation committee in determining a pay package for Mr. Shull;

•	conducted a comprehensive pay-for-performance assessment;

•	provided recommendations regarding the annual bonus and long-term incentive program design for 2019;

•	assisted the compensation committee with the design of 2019 pay programs consistent with the company’s business strategy and pay philosophy;

•	provided background information and data for 2019 adjustments to the company’s executive compensation program consistent with good governance practices and the company’s objectives;

•
provided analysis and peer group development for each of the two businesses as stand-alone businesses, competitive compensation data for potential positions in the stand-alone businesses, and director pay for the stand-alone businesses that were ultimately not used in light of the announced Xperi Combination; and

•	provided a review of regulatory changes, and stockholder and proxy advisor firms’ best practices with respect to executive pay.

In 2019, the compensation committee met regularly with Farient, both with and without the Chief Executive Officer and the senior vice president and chief human resources officer present depending upon the topic being discussed. Farient took its direction from the compensation committee chairman. The company’s senior vice president and chief human resources officer worked with Farient to provide any information Farient needed about the company to provide its services; however, the compensation committee retained the sole authority to direct, terminate or continue Farient’s services. Farient was not engaged for any non-compensation related services.

The compensation committee has analyzed whether the work of Farient as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to the company by Farient; (ii) the amount of fees from the company paid to Farient as a percentage of the firm’s total revenue; (iii) Farient’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Farient or the individual compensation advisors employed by the firm with an executive officer of the company; (v) any business or personal relationship of the individual compensation advisors with any member of the compensation committee; and (vi) any stock of the company owned by Farient or the individual compensation advisors employed by the firm. The compensation committee has determined, based on its analysis of the above factors, that the work of Farient and the individual compensation advisors employed by Farient as compensation consultants to the company has not created any conflict of interest.

Peer Group Determination

The compensation committee considers compensation practices and levels among our peer companies as one factor in determining compensation each year. This helps us, among other process objectives, to balance our goal of attracting and retaining top executive talent with the need to maintain a reasonable and responsible cost structure. Our compensation committee generally reviews and updates our peer group of companies annually to reflect changes in the industry and to ensure that our comparisons to peer group data are meaningful to the compensation committee’s process and review.

2019 Peer Group. Given the ongoing development of strategic alternatives during 2018 (and ultimately up to May 2019), the compensation committee, management, and Farient determined that for 2019 compensation decisions our peer group of companies should remain unchanged from 2018, with the exception of one company that was acquired in late 2017, as listed below. The companies in our peer group were companies: (i) that have similar business focus to us (focusing on a combination of IP licensing, data solutions, data aggregator or provider services, content delivery platforms and solutions, integrated targeted advertising products and a similar customer base) and with whom we believed we compete within the market for executive talent; and (ii) with a revenue range of approximately one-half to up to potentially three times our 2017 actual revenue (resulting in median revenue for the group higher than our actual 2017 revenue of $826 million, determined as of August 2017 when the peer group proposed by Farient was approved by the compensation committee). Market capitalization, enterprise value and EBITDA were also considered in developing the peer group, as indicative of company performance, but were not formal screening criteria.

Akamai Technologies, Inc.	InterDigital, Inc.	Take-Two Interactive Software, Inc.
Commvault Systems, Inc.	j2 Global, Inc.	Teradata Corporation
CoreLogic, Inc.	LiveRamp Holdings, Inc.	Universal Electronics Inc.
Dolby Laboratories, Inc.	MicroStrategy Incorporated	Verint Systems Inc.
Envestnet, Inc.	Nuance Communications, Inc.	Xperi Corporation
Fair Isaac Corporation	Pegasystems, Inc.

Compensation Positioning Against Peer Data and Executive Pay Survey Data

As a general guideline, our compensation committee targets total direct compensation at a level that is competitive within our peer group and also the marketplaces in which we operate. The compensation committee’s compensation consultant collects, analyzes and provides to the compensation committee a report on the total direct compensation, target total direct compensation, base salary, long-term incentive awards, target short-term incentives, target short-term compensation, equity award and pay practice data, as applicable, for executive officers holding comparable positions at the peer group companies from individual proxy filings (specifically with respect to chief executive officer and chief financial officer compensation) and based on other proprietary and published survey sources (collectively referred to as the “peer data”). In order to provide a broader reference point for certain of the named executive officers, our compensation consultant referred to data from the 2018 Radford Global Technology Survey for technology companies with revenue between $500 million and $1.5 billion, both generally and as specifically limited to our peer group companies who participated in the survey, in order to capture compensation data from our peer group companies for certain named executive officer positions for which there was less publicly available data.

Our compensation committee believes that compensation should be at the levels necessary to achieve the objectives of our executive compensation program - attracting and retaining top talent as well as linking more of our executives’ compensation to achievement of annual and longer-term corporate performance goals and long-term gains in the value of our stock. The opportunity for higher performance-based compensation reflects our commitment to pay for performance, with compensation being higher for exceptional performance and compensation being lower if our performance goals are not reached

Our compensation committee believes that comparisons to the peer data and executive pay survey data are useful guidelines to measure the competitiveness of our compensation practices. For 2019 compensation decisions made in the normal course for our named executive officers other than Mr. Shull and Mr. Rau, the compensation committee generally targeted overall cash compensation, long-term incentives and total target compensation around the 50th percentile of peer data. The compensation committee feels that targeting around the 50th percentile of peer data serves the committee’s objective of offering a market competitive compensation program, while at the same time motivating and rewarding our executives to achieve our initiatives and aligning their interests with those of our stockholders, as the incentive nature of our long-term and short-term compensation is designed to deliver above median pay with strong company performance and below median pay with poor company performance. The compensation committee referenced the full range of pay for executives in similarly sized firms from the peer data. For 2019, the compensation committee maintained discretion to set levels of executive compensation above or below peer levels based upon distinguishing factors such as individual performance, an executive’s level of experience and responsibilities, the comparability or lack thereof in roles and responsibilities when compared with peer companies, internal pay equity and our compensation budget.

Reasons for Providing, and Manner of Structuring, the Key Compensation Elements in 2019

As described above under “Compensation Philosophy: Our Objectives, Elements and Considerations,” our 2019 executive compensation program consists of three principal components: base salary, annual variable cash bonus and equity compensation. The compensation committee does not have a set formula for determining the mix of each pay element, but instead seeks to ensure that compensation across all elements is fair and consistent with our company’s compensation philosophy as a whole. In addition, the compensation committee has not adopted any formal or informal policies or guidelines on the mix of the equity awards in future years. We believe having flexibility in our allocation among various elements of compensation allows us to tailor each executive’s compensation package to meet our compensation goals based on the facts and circumstances known at that time.

2019 Base Salary Decisions

Base Salary: In May 2019 and June 2019, our compensation committee reviewed and determined the 2019 base salaries set forth in the table below for each of the named executive officers, other than Mr. Shull, whose 2019 base salary was approved in connection with his hiring in May 2019, Mr. Rau, whose 2018 base salary was approved in connection with his appointment in July 2018 and remained the same for 2019, and Mr. Gutierrez, whose 2019 base salary was determined prior to - and did not change in connection with - his appointment as Chief Financial Officer in December 2019. In making these 2019 decisions, the compensation committee considered the positioning of each individual’s salary as compared to the peer data, as well as the individual’s historical salary levels, our then-current budget for employee salary adjustments and the individual’s anticipated role and responsibilities for the coming year.

The compensation committee determined not to make any increases to the base salaries of the continuing named executive officers in May 2019 and June 2019 in light of its assessment of comparable market data regarding base salaries and the ongoing strategic alternatives process.

In connection with his commencement of employment in May 2019, the Board of Directors set Mr. Shull’s annual base salary at $750,000, consistent with the base salary the Board of Directors had approved for Mr. Rau in 2019.

Executive Officer	2019 Base Salary	Change from 2018
Dave Shull (1)	$750,000	N/A
Raghavendra Rau (2)	$750,000	—%
Wesley Gutierrez (3)	$330,000	3.8%
Peter Halt (4)	$413,751	—%
Michael Hawkey	$400,000	—%
Matt Milne	$444,960	—%
Arvin Patel	$450,000	—%

(1)	Mr. Shull’s 2019 base salary was effective upon his commencement of employment as President and Chief Executive Officer on May 31, 2019.

(2)
Mr. Rau resigned as our Interim President and Chief Executive Officer on May 30, 2019 and, effective at the same time, was appointed Vice Chairperson of the Board of Directors. Pursuant to his Letter Agreement, we agreed to pay Mr. Rau (i) for June 2019, as part of the transition, a cash payment of $62,500 and (ii) for the balance of fiscal year 2019, a cash payment of $250,000, reduced as described below under “Employment Agreements with Named Executives.”

(3)	Mr. Gutierrez was appointed as Chief Financial Officer, effective December 30, 2019.

(4)
Mr. Halt ceased serving as Chief Financial Officer on December 30, 2019. Mr. Halt will remain in an advisory role from January 2, 2020, through March 31, 2020, and will be paid $50,000 per month during such period.

2019 Short-Term Incentive Compensation Decisions

Target Amounts: In May 2019 and June 2019, the compensation committee reviewed the target bonus levels of all of the named executive officers serving at such time (including for Mr. Milne, who participates in a sales commission plan, the details of which are discussed more fully in the section below entitled “Milne Sales Incentive Compensation Plan”), considering the peer data and Messrs. Rau’s and Shull’s recommendations (other than for themselves) and determined all such bonus levels were appropriate and should remain unchanged from the 2018 target bonus levels, with the exception of Mr. Hawkey’s, which was increased from 55% to 60% for purposes of retention and to reflect his role overseeing the entire products organization and to be closer to the 50th percentile. Messrs. Halt’s, Hawkey’s and Patel’s resulting 2019 target bonus percentages were at or below approximately the 50th percentile of the peer data with respect to short-term incentive compensation targets, which the compensation committee determined was appropriate in light of the ongoing strategic alternatives process. Mr. Gutierrez’s 2019 target bonus percentage was determined prior to - and did not change in connection with - his appointment as Chief Financial Officer.

In connection with Mr. Shull’s appointment as President and Chief Executive Officer in May 2019, the Board of Directors considered recommendations from Farient and approved a target bonus percentage of 125% of base salary for Mr. Shull, consistent with the 2019 target bonus percentage the Board of Directors had approved for Mr. Rau.

Executive Officer	2019 Target Bonus (% of base salary)	Change from 2018
Dave Shull	125%	N/A
Raghavendra Rau	125%	—%
Wesley Gutierrez	40%	0
Peter Halt	70%	—%
Michael Hawkey	60%	9.1%
Arvin Patel	70%	—%

Determining and Weighting of Goals. Our named executive officers were eligible to earn annual variable cash bonuses under our 2019 Senior Executive Company Incentive Plan (the “2019 Executive Incentive Plan”). Such bonuses were based on the company’s achievement of worldwide revenue (“Revenue”) and worldwide adjusted EBITDA (“Adjusted EBITDA”) targets, and, except for Messrs. Shull and Rau, achievement of individual performance goals, with the weightings set forth in the following table. Each of Mr. Hawkey’s and Mr. Patel’s cash bonus is additionally based on achievement of a business group performance factor (“BGPF”) based on a given business unit achieving a revenue target and non-GAAP contribution margin target.

	Weighting Among Goals
Executive Officer	Corporate Performance	Individual Performance	Business Group Performance Weighting
Dave Shull	100%	—%	—%
Raghavendra Rau	100%	—%	—%
Wesley Gutierrez	70%	30%	—%
Peter Halt	75%	25%	—%
Michael Hawkey	50%	10%	40%
Arvin Patel	50%	10%	40%

With respect to Mr. Halt, the compensation committee set the 2019 weighting between corporate and individual performance at the same level as in effect at the end of 2018, as they believed it appropriately aligned Mr. Halt with corporate performance. To further align our business unit leaders with corporate performance, for 2019, the compensation committee increased the weighting of the corporate performance goals (from 20% to 50%) and decreased the weighting of individual goals (from 30% to 10%) and business group goals (from 50% to 40%) for Mr. Hawkey, and updated Mr. Patel’s weightings to reflect this arrangement.

Corporate Performance Goals. The average of the payout percentages for the Revenue and Adjusted EBITDA goals is the “corporate performance factor” for Messrs. Shull, Rau, Gutierrez, Halt, Hawkey and Patel. The portion of the annual variable cash bonus that could be earned based on corporate performance is calculated as the product of: (i) the executive’s base salary, (ii) target bonus percentage, (iii) the fraction of the annual variable cash bonus that could be earned based on corporate performance, (iv) the corporate performance factor, and (v) the fraction of the number of calendar days during the fiscal year that the executive is in the incentive-eligible position.

Adjusted EBITDA is defined as operating income excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, goodwill impairment, equity-based compensation, transaction, transition and integration costs, retention earn-outs payable to former stockholders of acquired businesses, earn-out settlements, CEO transition cash costs, remeasurement of contingent consideration, gain on settlement of acquired receivable and changes in franchise tax reserve.

Rigor of Corporate Performance Targets. To assist the compensation committee in determining the appropriate target levels, Farient provided a competitive assessment of our targets, considering our historical performance and the historical performance of our peer group, the S&P 600 Software and Services Index, the S&P 400 Software and Services Index and projected performance.

To increase the rigor of our annual variable cash bonus program, for 2019 the compensation committee increased the threshold level of attainment necessary for our executives to earn any bonus from 90% to 95% (without a corresponding increase to the payout level) and reduced the maximum payout level from 200% to 175% (without a corresponding reduction to the level of attainment necessary to earn the maximum payout).

The corporate performance factor for Messrs. Shull, Gutierrez, Halt, Hawkey and Patel was calculated by averaging the payout of each of the Revenue and Adjusted EBITDA targets. The payout level for each level of attainment is set forth in the table below.

	Attainment (% of target) (1)	Payout (% of target)
Threshold	95%	50%
Target	100%	100%
	105%	125%
Maximum	110%	175%

(1) Below 95% of attainment, the plan provided for 0% payout. Between 95% and 100% attainment of target, a straight-line interpolation of 10% points of payout were earned for every 1% point of attainment. From 100% to 105% of attainment, the plan provides for 5% points of payout for every 1% point of attainment. From 105% to 110% of attainment, 10% points of payout were earned for every 1% point of attainment. The maximum payout was capped at 175%.

Business Group Performance Goals. The BGPF for each of Messrs. Hawkey and Patel was calculated by averaging the payout of the applicable business group revenue target (“BG Revenue”) and contribution margin target (“BG Contribution Margin”). The portion of the annual variable cash bonus that could be earned based on business group performance is calculated as the product of: (i) Mr. Hawkey’s or Mr. Patel’s base salary, (ii) target bonus percentage, (iii) the fraction of the annual variable cash bonus that could be earned based on business group performance, (iv) the BGPF and (v) the fraction of the number of calendar days during the fiscal year that Mr. Hawkey or Mr. Patel, as applicable, was in the incentive-eligible position.

To increase the rigor of our annual variable cash bonus program, for 2019 the compensation committee increased the threshold level of attainment necessary to earn any bonus relating to BGPF from 90% to 95% (without a corresponding increase to the payout level) and reduced the maximum payout level from 200% to 175% (without a corresponding reduction to the level of attainment necessary to earn the maximum payout). The payout level for each level of attainment is set forth in the table below.

	Attainment (% of target) (1)	Payout (% of target)
Threshold	95%	50%
Target	100%	100%
	105%	125%
Maximum	110%	175%

(1) Below 95% of attainment, the plan provided for 0% payout. Between 95% and 100% attainment of target, a straight-line interpolation of 10% points of payout were earned for every 1% point of attainment. From 100% to 105% of attainment, the plan provides for 5% points of payout for every 1% point of attainment. From 105% to 110% of attainment, 10% points of payout were earned for every 1% point of attainment. The maximum payout was capped at 175%.

Individual Performance Goals. Individual performance is calculated as a number, between 0 and 175%, with 100% as target performance, and that number is called the individual performance factor. The portion of the annual variable cash bonus that could be earned based on individual performance was calculated for each participant as the product of: (i) the executive’s base salary, (ii) target bonus percentage, (iii) the fraction of the annual variable cash bonus that could be earned based on individual performance, (iv) the individual performance factor, and (v) the fraction of the number of calendar days during the fiscal year that the executive is in the incentive-eligible position. The compensation committee approved each eligible executive’s individual performance factor based on Mr. Shull’s evaluation of performance of each respective function and whether certain pre-established individual goals for the year had been achieved. The compensation committee believes it is important to retain flexibility to reward individuals for their contributions to overall company performance.

2019 Corporate Performance Results. The Revenue target at 100% achievement was $675.4 million and the Adjusted EBITDA target at 100% achievement was $200.0 million. Our performance in 2019 against our Revenue and Adjusted EBITDA goals was $668.1 million in Revenue, or 99% of the target goal, and $211.3 million in Adjusted EBITDA, or 106% of the target goal, resulting in a factor on the corporate performance factor of 110% (that is, the average of 89% payout for Revenue and 131% payout for Adjusted EBITDA).

2019 BGPF Results. Applicable to Mr. Hawkey, his bonus was tied to the results of only the User Experience product group for the first half of 2019 and was tied to the results of All Products, other than advertising and TV viewership data, for the second half of 2019. For the first half of 2019, the BG Revenue target at 100% achievement was $135.7 million and the BG Contribution Margin target at 100% achievement was $48.9 million. Our performance in the first half of 2019 against our BG Revenue and BG Contribution Margin goals for User Experience was $136.8 million in BG Revenue, or 101% of the target goal, and $47.8 million in BG Contribution Margin, or 98% of the target goal, resulting in a factor on the BGPF for User Experience of 92% (that is, the average of 104% payout for BG Revenue and 79% payout for BG Contribution Margin). Our performance in the second half of 2019 against our BG Revenue and BG Contribution Margin goals for All Products, other than advertising and TV viewership data, was $159.1 million in BG Revenue, or 88% of the target goal, and $56.6 million in BG Contribution Margin, or 78% of the target goal, resulting in a factor on the BGPF for All Products of 0% (that is, the average of 0% payout for BG Revenue and 0% payout for BG Contribution Margin). As a result, for the full year 2019, Mr. Hawkey is eligible for 46% of target BGPF, which is the average of 92% for the first half of 2019 and 0% for the second half of 2019.

Applicable to Mr. Patel, for the IP business group, the BG Revenue target at 100% achievement was $309.0 million and the BG Contribution Margin target at 100% achievement was $222.2 million. Our performance against our BG Revenue and BG Contribution Margin goals for the IP business group was $317.1 million in BG Revenue, or 103% of the target goal, and $239.2 million in BG Contribution Margin, or 108% of the target goal, resulting in a factor on the BGPF for the IP business group of 132% (that is, the average of 113% payout for BG Revenue and 152% payout for BG Contribution Margin).

2019 Individual Performance Results. In February 2020, our compensation committee evaluated Messrs. Gutierrez, Halt, Hawkey and Patel to determine the individual performance factor payouts as follows:

•
Wesley Gutierrez: Mr. Shull recommended, and our compensation committee approved, an individual performance factor payout for Mr. Gutierrez of 1.15 (as reflected in the table below) based on Mr. Gutierrez’s contribution to the management of our financial reporting and audit processes, leadership in completing the November 2019 debt refinancing and support of the business during the strategic alternatives and separation processes.

•
Peter Halt: Mr. Shull recommended, and our compensation committee approved, an individual performance factor payout for Mr. Halt of 0.7 (as reflected in the table below) based on Mr. Halt’s management of the Company’s investor relations activities, assistance in the debt refinancing process and leadership of the finance group prior to his departure in December 2019.

•
Michael Hawkey: Mr. Shull recommended, and our compensation committee approved, an individual performance factor payout for Mr. Hawkey of 1.0 (as reflected in the table below) based upon management of our core products group, securing customer wins for future growth products such as internet TV and initiating cost efficiency programs for the product business.

•
Arvin Patel: Mr. Shull recommended, and our compensation committee approved, an individual performance factor payout for Mr. Patel of 0.85 (as reflected in the table below) based upon management of our IP business group and the development of strategic patent sourcing partnerships.

	2019 Target Bonus				2019 Actual Bonus Paid
Executive Officer	2019 Target Bonus as a Percentage of Base Salary (%)	2019 Target Bonus ($)		Corporate Performance Factor (#)	Corporate Performance Factor Payout Calculation ($)	Individual Performance Factor (#)	Individual Performance Factor Payment Calculation ($)	Business Group Performance Factor (#)	Business Group Performance Factor Payment Calculation ($)	2019 Actual Bonus Paid ($)(1)	2019 Actual Bonus as a % of Target Bonus
David Shull	125	552,226	(2)	1.10	607,449	N/A	N/A	N/A	N/A	607,449	110%
Raghavendra Rau	125	385,274	(3)	1.10	423,801	N/A	N/A	N/A	N/A	423,801	110%
Wesley Gutierrez	40	132,000		1.10	101,640	1.15	45,540	N/A	N/A	147,180	112%
Peter Halt	70	289,626	(4)	1.10	238,941	0.70	50,684	N/A	N/A	289,626	100%
Michael Hawkey	60	230,082	(5)	1.10	126,545	1.00	23,008	0.46	42,335	191,889	83%
Arvin Patel	70	315,000		1.10	173,250	0.85	26,775	1.32	166,320	366,345	116%

(1)
The Actual Bonus Paid for each executive is generally equal to the Corporate Performance Factor Payout Calculation plus the Individual Performance Factor Payout Calculation (plus the Business Group Performance Factor Payment Calculation for Messrs. Hawkey and Patel), as shown above. However, under the terms of the 2019 Executive Incentive Plan, the compensation committee has the discretion to pay less than the full amount (including to pay zero percent) of the payout to which any participant would otherwise be entitled, which determination shall be based upon such factors as the compensation committee determines appropriate.

(2)
Mr. Shull’s bonus calculations reflect proration of such base salary and related bonus target amounts to reflect the portion of 2019 during which Mr. Shull served as President and Chief Executive Officer.

(3)
Mr. Rau’s bonus calculations reflect proration of such base salary and related bonus target amounts to reflect the portion of 2019 during which Mr. Rau served as Interim President and Chief Executive Officer, pursuant to the Letter Agreement we entered into with Mr. Rau in connection with resignation, as further described under “Employment Agreements with Named Executives” below.

(4)	Mr. Halt's ceased serving as our Chief Financial Officer on December 30, 2019, but he remained eligible to receive his annual bonus for 2019.

(5) Mr. Hawkey’s bonus calculations reflect proration to account for an increase in bonus target percentage from 55% to 60%, effective as of July 1, 2019.

Milne Sales Incentive Compensation Plan

Mr. Milne participates in the FY2019 Sales Incentive Compensation Plan (the “Commission Plan”), which is designed to compensate employees who are engaged in sales activities for sales performance and to reward such employees for delivering early and often during the plan year. As a participant in the Commission Plan, Mr. Milne is not eligible to participate in the 2019 Executive Incentive Plan. Mr. Milne’s total commission target for 2019 was based on specified target revenue quotas and target quotas for new sales contracts. For 2019, Mr. Milne’s total commission target was $280,325, or 63% of his base salary, which was approved by the compensation committee in May 2019 and June 2019. Under the Commission Plan, compensation is paid as an advance by the 45th day following the close of the quarter and deemed earned after the company recognizes revenue and receives payment from a customer. For the year ended December 31, 2019, Mr. Milne earned compensation under the Commission Plan in the amount of $275,241.

Executive Cash Retention Payments

In May 2018, to provide continuity of key members of the management team and address the elevated risk of executive retention associated with the ongoing strategic alternatives process, at the recommendation of the compensation committee, the Board of Directors approved an Executive Retention Plan for certain company executives as designated by the compensation committee, including Messrs. Hawkey, Milne and Patel. During this period of uncertainty, the Board of Directors determined it was critical to retain key executives who are critical in driving the business and steering the company through its review of strategic alternatives, and that retention awards were critical to achieve this goal. The plan provided for a cash retention award of $750,000 to each of Messrs. Hawkey, Milne and Patel if the officer remained employed by the company on December 31, 2019. Each such officer met the conditions of the award and received such retention payment on January 15, 2020.

Under the terms of Mr. Rau’s Letter Agreement, Mr. Rau is entitled to a change of control payment of $750,000 paid in one lump sum, subject to his continued services as a director. In addition, Mr. Gutierrez is eligible to receive a one-time cash retention bonus of $200,000 on the earlier of (i) the consummation of the Xperi Combination, (ii) November 15, 2020, or (iii) the date of his termination by the Company without cause. The details of such payments are discussed more fully in the section below entitled “Employment Agreements with Named Executives.”

Other Bonuses

In connection with his appointment as President and Chief Executive Officer, Mr. Shull received a one-time $1,000,000 cash signing bonus, subject to standard payroll reductions and withholdings, a portion of which is subject to repayment under certain circumstances.

Prior to his appointment as our Chief Financial Officer, Mr. Gutierrez received (i) a $50,000 bonus in February 2019 as a CEO Special Recognition Award and (ii) a $62,500 cash retention award in October 2019 under the company's broad-based employee retention plan.

2019 Long-Term Incentive Compensation Decisions

Size of Equity Awards. In determining the size of the total equity compensation opportunity in 2019, the compensation committee:

•	aimed to have the aggregate target award value result in target total direct compensation at a level that is competitive in the marketplaces in which we compete;

•
focused a larger portion of total direct compensation in the form of long-term and performance-based equity awards intended to drive long-term differentiated value relative to our peers and maximize long-term stockholder value;

•
aimed to structure a substantial portion of equity opportunity in the form of awards that vest based on achievement of performance goals to better align our executives’ long-term compensation opportunity with our stockholders’ interests; and

•	considered the recommendations of Mr. Shull for the other named executive officers.

Interim CEO Equity Award. In connection with the amendment of Mr. Rau’s employment agreement to extend his tenure as Interim President and Chief Executive Officer, the Board of Directors granted to Mr. Rau a time-vesting RSU award in January 2019 with a grant date target value of $2,000,000. The award value was determined based on peer data with input from Farient and pro-rated in recognition of Mr. Rau’s expected tenure in such role of six months. Pursuant to the Letter Agreement, the vesting of the 2019 RSU award, as well as the RSU granted to Mr. Rau in 2018, was accelerated in full.

New CEO Equity Award. In connection with his appointment as President and Chief Executive Officer, the Board of Directors granted to Mr. Shull a performance-vesting RSU award in June 2019 with a grant date target value of $3,500,000. The award value was determined based on peer data with input from Farient.

Equity Award Mix for Annual Awards to Other Named Executive Officers. The compensation committee determined that the annual equity awards granted to the named executive officers (other than Messrs. Rau, Shull and Halt and except for Mr. Gutierrez who was not a named executive officer at the time of grant and therefore received only time-vesting RSUs) in 2019 should consist of time-vesting RSU grants and performance-vesting RSU grants as set forth in the table below. The compensation committee determined that these two types of equity awards provided the appropriate balance of long-term incentives for our executive officers in 2019. Specifically, RSU awards that vest based on performance goals focus executives on achieving specific longer-term company performance goals and increasing stockholder value, and RSU awards that vest over time provide tangible value to executive officers and serve as an incentive and retention tool during a difficult operating or volatile business environment, while still being tied to our stockholder value. The compensation committee determined not to grant stock options in 2019 because it felt that using solely performance-vesting RSUs and time-vesting RSUs would strengthen the direct alignment of the long-term incentive program to stockholder value creation.

In setting the mix of the two types of equity awards for 2019, the compensation committee determined that a substantial portion of the equity grants should consist of awards that vest based on our performance (in the form of measurable performance goals based on relative TSR), in addition to continued service over time. Accordingly, the compensation committee structured performance-based awards to account for half of each executive’s annual equity award.

In setting the annual grant levels, the compensation committee reviewed peer data and generally aimed for the equity grants to the executive officers for 2019 to fall around the 50th percentile of peer data. The compensation committee believes that this positioning, combined with its mix of equity compensation reflects our commitment to pay for performance, with compensation above the median of our peers for exceptional performance and compensation below this level if our performance goals are not reached. The resulting target grant values were established based on market data, individual performance and criticality, the retention value of current existing equity awards. Each award fell around or under the 50th percentile of the peer data, except for the grant to Mr. Hawkey, which fell around the 60th percentile of the peer data. The compensation committee determined Mr. Hawkey’s award was appropriate in recognition of his 2018 performance and from an internal pay equity perspective.

The Board of Directors did not grant any annual equity awards to Mr. Rau in July 2019 in his role as Interim President and Chief Executive Officer because Mr. Rau had resigned prior to the grant of the annual equity awards in July 2019; however, pursuant to his Letter Agreement, Mr. Rau received an annual restricted stock award grant on July 1, 2019, on the same terms as all other non-employee directors, in connection with his appointment as Vice Chairperson.

The compensation committee approved a total dollar value for each named executive officer’s annual grants, which we refer to as the grant date target value, based on the market data and other factors described above, and the allocation of such value to each of the two forms of equity awards (50% performance-vesting RSUs and 50% time-vesting RSUs). The actual number of performance-based RSUs and time-based RSUs granted on July 1, 2019 were calculated using the closing stock price of our common stock as of grant date or, if the grant date is not a trading day, the last trading day immediately prior to the grant date (dividing the applicable grant date target value by such closing stock price to arrive at the target number of performance-based RSUs and the number of time-based RSUs.

Executive Officer	RSU - Time Vesting	RSU - Performance Vesting (Target)
Wesley Gutierrez	35,000	—
Michael Hawkey	67,842	67,842
Matt Milne	67,842	67,842
Arvin Patel	61,058	61,058

2019 Performance Award Vesting Criteria. The 2019 performance-vesting RSU awards were structured to be based entirely on a three-year performance period (2019-2021) and are eligible to vest on a cliff basis, if at all, after three years based upon the achievement of a three-year relative TSR metric of percentile ranking against the S&P 600 Software & Services Index (the “TSR Factor”), as reflected below. We carefully set the performance award goals to be rigorous and ultimately serve to align management and our stockholders’ interests. The TSR Factor was set at levels the compensation committee determined to be competitively challenging, with the maximum metric extremely robust. Further, the vesting of the performance awards is conditioned upon the grantee remaining employed with the company through the vesting date, which is the third anniversary of the grant date.

The compensation committee structured the TSR Factor to be based on a three-year measurement period (rather than one-year measurements over a three-year period), to enhance the long-term nature of the award, distinguish long-term incentive award and short-term incentive award goals and further align management with our long-term stockholder interests. The compensation committee chose the TSR Factor to provide a relative performance metric against an appropriate comparator group of companies to incentivize and reward not only for returns to our stockholders, but also returns in excess of our general industry.

At the end of the 2019-2021 performance period, the compensation committee will determine the level of achievement of the TSR Factor for the three-year performance period and then apply the resulting vesting factor to the grant amount to determine the total amount that will vest. Depending on the level of achievement, the minimum number of shares issuable pursuant to the performance award is zero and the maximum number of shares issuable is twice the number of target shares.

The range of threshold, target and maximum levels for the three-year TSR Factor and resulting vesting are as follows:

TSR Factor	Payout as a % of Target (if TSR is positive)	Payout as a % of Target (if TSR is negative)
75 or higher	200%	100%
70	180%	100%
65	160%	100%
60	140%	100%
55	120%	100%
50 (target)	100%	100%
45	90%	90%
40	80%	80%
35	70%	70%
30	60%	60%
25	50%	50%
Below 25	—%	—%

Additional Executive Equity Awards. In connection with increased responsibilities undertaken with respect to completion of the separation of the product and intellectual property businesses contemplated in our announcement of the same on May 9, 2019, on June 1, 2019, each of Messrs. Milne and Patel were granted performance-vesting RSU awards with a total value of $200,000 and $100,000, respectively, the details of which are set forth in the Grants of Plan-Based Awards table and Outstanding Equity Awards table below.

Mr. Halt’s Equity Awards. In connection with his cessation of employment on December 30, 2019 and in accordance with the terms of the Non-Change in Control Executive Severance Plan (as described below), the vesting of Mr. Halt’s non-performance-based equity awards was accelerated by twelve months from the date sixty days following his separation date. As a result of the determination of the TSR calculations for the performance period starting January 1, 2017 and ending December 31, 2019, none of the shares of Mr. Halt’s 2017 performance-based equity awards that would have vested, if at all, based on the performance period ending December 31, 2019 were vested at the end of such performance period. All other outstanding, but unvested, equity awards were canceled as of December 30, 2019.

Equity Compensation Policies

Our general policy is to make annual, new-hire and promotion equity grants on pre-determined dates as follows:

•
In 2019, annual equity grants for named executive officers were recommended by the compensation committee and approved by the Board of Directors, or approved by the compensation committee, as applicable, on the second regularly scheduled meeting of the compensation committee and/or the Board of Directors during the second quarter of each year, with a target grant date effective as of July 1.

•
New-hire and promotion grants of equity awards (stock options and/or RSUs) for all executive officers are subject to approval by our compensation committee and occur on the first day of the month following the new employee’s start date or promotion date, as applicable (except for January, which would be January 2, due to the perpetual January 1 holiday). For example, if the compensation committee authorized a grant to a new-hire executive officer on January 10 and the executive officer started employment on January 20, the grant date would be February 1. If the new-hire executive officer started employment on January 20 but the compensation committee did not authorize the grant until February 2, the grant date would be March 1.

It is our policy not to purposely accelerate or delay the public release of material information in consideration of a pending equity grant to allow the grantee to benefit from a more favorable stock price.

Directors and Named Executive Officers Stock Ownership Guidelines

We have maintained stock ownership guidelines for our Board of Directors and our executive officers (including the named executive officers) since 2011. Those guidelines currently provide the following:

•
Board members are required to own, or acquire within five years after appointment, shares of common stock of the company (including vested stock options or other vested equity awards received as compensation for serving as a member of the Board of Directors) having a market value of at least four times the amount of the annual cash retainer for such director.

•
Our Chief Executive Officer is required to own, or acquire within five years after appointment), shares of common stock of the company (including vested stock options or other vested equity awards received as compensation in connection with his employment with the company) having a market value of at least six times his then-current annual base salary.

•
Each named executive officer (other than the Chief Executive Officer) is required to own, or acquire within five years after appointment), shares of common stock of the company (including vested stock options or other vested equity awards received as compensation in connection with his employment with the company) having a market value of at least three times his then-current annual base salary.

•
The required ownership level for each member of the Board of Directors, the Chief Executive Officer and the other named executive officers of the company shall be recalculated whenever such person’s level of base pay changes (for members of the Board of Directors, such director’s annual cash retainer), and as of January 1 of every third year; and, if such re-calculation results in an increased ownership amount being required under the above guidelines, then such person shall have five years from the date of the re-calculation to accumulate the incremental amount of the increase resulting from the re-calculation.

Compensation Recovery Policy

We adopted a clawback policy, even though the SEC has not yet issued final rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act requirement. Our policy currently provides that, in the event of (i) a financial statement restatement or (ii) a later determination that the figures upon which incentive compensation (equity compensation or cash) was calculated and paid to executive officers were in error (provided that in each case that an executive officer’s misconduct caused either the noncompliance that resulted in the restatement or the error in the figures upon which incentive compensation was calculated and paid), the Board of Directors may take action to recover the incentive compensation that was paid or vested (including gain from the sale of vested shares) during the three-year period preceding the restatement or the determination of the error as noted above. In addition, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive. We will also comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and will modify our policy to the extent required by law once the SEC adopts final regulations on the subject.

Anti-Hedging Policy

We have a policy that prohibits our executive officers, directors and other members of management from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our stock. We adopted this policy as a matter of good corporate governance. Furthermore, by not allowing executives to engage in such transactions, they face the downside risk of a reduction in value of their unvested equity awards, and therefore pay from equity is more strongly correlated to stock price performance over the vesting period.

Agreements Providing for Change of Control and Severance Benefits

The employment of each of our named executive officers is “at will.”

Executive Severance and Arbitration Agreements. Messrs. Halt, Hawkey, Milne and Patel have entered into executive severance and arbitration agreements with us that have substantially the same material terms, providing cash severance of up to twelve months of base pay, continuation of Welfare Benefits (as defined in the agreement) during the period in which cash severance is being paid, and accelerated vesting of certain equity-based compensation, only upon termination of employment (i) by the company for any reason other than cause or (ii) by each officer with good reason, and in either the case of (i) or (ii), in connection with a change in control of the company.

In connection with his appointment as Interim President and Chief Executive Officer, we entered into an executive severance and arbitration agreement with Mr. Rau, which was amended and restated effective December 27, 2018.

In connection with his appointment as President and Chief Executive Officer, we entered into an executive severance and arbitration agreement with Mr. Shull, which provides for certain severance and change in control-related benefits. Our Board of Directors determined that these severance benefits were necessary and appropriate in order to secure Mr. Shull’s employment.

The details of the executive severance and arbitration agreements are discussed more fully in the section below entitled “Potential Payments upon Termination or Change of Control.”

Non-Change in Control Executive Severance Plan. Additionally, each of Messrs. Gutierrez, Halt, Hawkey, Milne and Patel are eligible for severance benefits under the Company’s Executive Severance Plan effective July 7, 2017 and as amended September 3, 2019 and filed with the Securities and Exchange Commission on November 7, 2019 (as amended, the “Executive Severance Plan”) that is applicable for certain designated company executive vice presidents and senior vice presidents. The plan provides for cash severance of twelve months of base salary for executive vice presidents and our chief revenue officer and six months of base salary for certain other senior vice presidents, certain equity acceleration benefits and certain health and outplacement severance benefits to each such named executive officer, upon a termination of employment by the company for any reason other than cause or by each officer for specified limited instances of good reason. The benefits under the plan are offset by any then-existing change in control severance agreements and subject to certain cessation upon commencement of new employment. In connection with his termination, Mr. Halt received a lump sum payment equal to twelve months of base salary under the Executive Severance Plan and is also entitled to continued welfare benefits and to outplacement services for up to twelve months. The details of the Executive Severance Plan are discussed more fully in the section below entitled “Potential Payments upon Termination or Change of Control.”

Executive Retention Plan. In addition, in May 2018, to provide continuity of key members of the management team and address the elevated risk of executive retention associated with the ongoing strategic alternatives process being undertaken by the management team and the Board of Directors, at the recommendation of the compensation committee, the Board of Directors approved an Executive Retention Plan for certain company executives as designated by the compensation committee, including Messrs. Hawkey, Milne and Patel.

The Executive Retention Plan provided for a cash retention award of $750,000 to each of Messrs. Hawkey, Milne and Patel if the officer remained employed by the company on December 31, 2019. Each such officer met the conditions of the award and received such retention payment on November 15, 2019 for Mr. Gutierrez and on January 15, 2020 for Messrs. Hawkey, Milne and Patel.

Additional Executive Cash Retention Payments. Under the terms of Mr. Rau’s Letter Agreement, Mr. Rau is entitled to a change of control payment of $750,000 paid in one lump sum, subject to his continued services. In addition, Mr. Gutierrez is eligible to receive a one-time cash retention bonus of $200,000 on the earlier of (i) the consummation of the Company’s previously announced combination with Xperi Corporation, (ii) November 15, 2020, or (iii) the date of his termination by the

Company without cause. The details of such payments are discussed more fully in the section below entitled “Potential Payments upon Termination or Change of Control.”

The amounts, terms and conditions of these change in control and severance rights reflect the arrangements between our named executive officers and the company at the time these awards and documents were entered into and the benefits provided by our peer companies to similarly situated executives, as well as our desire for internal pay equity among our executive officers. The compensation committee believes that the severance benefits and accelerated vesting offered to our named executive officers in the event of a termination of employment in connection with a change in control (i) serves to minimize the distractions to our executive team and helps our named executive officers maintain a balanced perspective in making overall business decisions during periods of uncertainty and (ii) are structured so that an acquirer that wishes to retain our management team during a transition period or over the long term will have an opportunity to do so. The non-change in control severance benefits under the Executive Severance Plan and the cash award under the Executive Retention Plan were intended to facilitate leadership stability in the company’s management team.

401(k) Plan

Our employees, including our named executive officers, are eligible to participate in our 401(k) plan. Our 401(k) plan is intended to qualify as a tax qualified plan under Section 401 of the Code. Each participant may contribute a portion of his or her pretax compensation to our 401(k) plan. Employee contributions are held and invested by the 401(k) plan’s trustee. Our 401(k) matching contribution program matches employee contributions at a rate of 50% up to 6% of eligible compensation and within the federal statutory limit under Section 401(a)(17). We believe that this benefit is consistent with the practices of our peer companies, and therefore is a necessary element of compensation in attracting and retaining employees.

Other Employee Benefits

We provide health insurance, dental insurance, life insurance, disability insurance, healthcare savings accounts, wellness program incentives, health club membership reimbursement and paid vacation time benefits to all of our employees, including our named executive officers on the same terms and conditions. We believe these benefits are consistent with the practices of our peer companies, and therefore necessary in attracting and retaining our employees.

In addition to the benefits listed above, the compensation committee provides, from time to time, limited business-related perquisites to our named executive officers. In considering potential perquisites, the compensation committee reviews the company’s cost of such benefits against the perceived value we receive. Pursuant to his offer letter agreement, Mr. Shull is entitled to (i) a monthly supplemental stipend of $8,000 beginning in June 2019, the intent of which is to cover Mr. Shull’s travel and housing expenses and (ii) a reimbursement of up to $25,000 for legal fees in connection with the negotiation of his offer letter agreement and executive severance and arbitration agreement, which was paid in full in 2019, and $9,819 in legal fees related to the separate negotiation of Mr. Shull’s potential role as the Chief Executive Officer of the Product business following its contemplated separation from the IP Licensing business.

Tax Deductibility of Executive Compensation

Under Section 162(m), compensation paid to any publicly held corporation’s “covered employees” that exceeds $1 million per taxable year for any covered employee is generally non-deductible.

Prior to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), Section 162(m) provided a performance-based compensation exception, pursuant to which the deduction limit under Section 162(m) did not apply to any compensation that qualified as “performance-based compensation” under Section 162(m). Pursuant to the Tax Act, the performance-based compensation exception under Section 162(m) was repealed with respect to taxable years beginning after December 31, 2017, except that certain transition relief is provided for compensation paid pursuant to a written binding contract which was in effect on November 2, 2017 and which is not modified in any material respect on or after such date.

As a result, compensation paid to any of the company’s “covered employees” in excess of $1 million per taxable year generally will not be deductible unless it qualifies for the performance-based compensation exception under Section 162(m) pursuant to the transition relief provided by the Tax Act. Because of certain ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the recently released proposed regulations thereunder, no assurance can be given that any compensation paid by the company will be eligible for such transition relief and qualify for the performance-based compensation exception under Section 162(m). Although the compensation committee will continue to monitor the applicability of Section 162(m) to the company’s ongoing compensation arrangements, the compensation committee also intends to continue to provide compensation for the company’s named executive officers in a manner consistent with the best interests of the company and its stockholders (which may include providing for compensation that is non-deductible due to the deduction limit under Section 162(m)).

Accounting Considerations

The company accounts for equity compensation paid to our employees under the FASB ASC Topic No. 718 (“Topic 718”), Compensation - Stock Compensation, which requires us to measure the grant date fair value of our equity-based awards and recognize the grant date fair value as an expense over the requisite service period of the award. Our cash compensation is recorded as an expense at the time the obligation is incurred. The accounting impact of our compensation programs are one of many factors that the compensation committee considers in determining the structure and size of our executive compensation programs.

Compensation Program Risk Review

Our compensation committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive or inappropriate risk taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the company.

SUMMARY EXECUTIVE COMPENSATION TABLE

The following table shows compensation for the years ended December 31, 2019, 2018 and 2017 awarded to, earned by or paid to each person who served as our President and Chief Executive Officer in 2019, each person who served as our Chief Financial Officer in 2019, and our three other most highly compensated executive officers, each of whom has total 2019 compensation in excess of $100,000 ("Named Executives").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)(5)	(e)(1)(6)	(f)	(g)(7)	(i)(1)(8)	(j)
David Shull President and Chief Executive Officer (1)	2019	440,104	1,000,000	3,305,555	—	607,449	98,619	5,451,727

Raghavendra Rau Interim President and Chief Executive Officer (2)	2019	312,500	—	2,016,101	—	423,801	253,193	3,005,595
	2018	365,625	—	1,893,118	—	522,432	50,960	2,832,135
Wesley Gutierrez Chief Financial Officer (3)	2019	324,000	112,600	225,750	—	147,180	9,485	819,015

Peter Halt Chief Financial Officer (4)	2019	413,751	—	—	—	289,626	644,972	1,348,349
	2018	413,751	—	975,804	—	339,586	10,650	1,739,791
	2017	413,751	—	1,193,260	—	297,490	10,500	1,915,001
Michael Hawkey SVP and General Manager	2019	400,000	750,000	816,139	—	191,889	101,892	2,259,920
	2018	400,000	—	977,968	--	293,170	88,266	1,759,404
Matt Milne Chief Revenue Officer	2019	444,960	750,000	1,005,023	—	275,241	15,515	2,490,739
	2018	444,960	—	668,865	—	291,495	16,778	1,422,098
Arvin Patel EVP and Chief Intellectual Property Officer	2019	450,000	750,000	828,966	—	366,345	9,587	2,404,898
	2018	450,000	—	668,865	--	369,338	9,087	1,497,290

(1)	Mr. Shull was appointed as President and Chief Executive Officer on May 31, 2019. In connection with his appointment, Mr. Shull was paid a $1,000,000 signing bonus.

(2)
Mr. Rau was appointed as Interim President and Chief Executive Officer on July 5, 2018. He resigned from his position on May 31, 2019 and was appointed Vice Chairperson of the Board of Directors. Amounts disclosed under "Stock Awards" includes aggregate grant date fair value of stock awards of $150,009 and "All Other Compensation" includes cash director fees of $232,500 received by Mr. Rau for his services as a non-employee director after his resignation as Interim President and Chief Executive Officer.

(3)	Mr. Gutierrez was appointed as Chief Financial Officer on December 30, 2019. Prior to this appointment, Mr. Gutierrez served as Chief Accounting Officer and Treasurer.

(4)	No stock awards were granted to Mr. Halt in 2019. Mr. Halt ceased serving as our Chief Financial Officer on December 30, 2019.

(5)
Amounts disclosed under “Bonus” represent (a) a sign-on bonus in connection with Mr. Shull joining the Company in May 2019, (b) payments earned as part of an Executive Retention Plan for Messrs. Hawkey, Milne and Patel in the amount of $750,000 each if the officer remained employed by the Company through December 31, 2019 and (c) a broad-based employee cash retention plan payment earned by Mr. Gutierrez in the amount of $62,600 if he remained employed by the Company through October 31, 2019. Such cash retention awards were paid on November 15, 2019 to Mr. Gutierrez and on January 15, 2020 to Messrs. Hawkey, Milne and Patel. Mr. Gutierrez also received a $50,000 CEO Special Recognition Bonus on February 28, 2019.

(6)
Amounts disclosed under “Stock Awards” represent the aggregate grant date fair value of stock awards granted during the year indicated, measured in accordance with Topic 718. For a discussion of assumptions used to measure fair value, see Note 12, “Equity-based Compensation,” to the Consolidated Financial Statements in this Annual Report on

Form 10-K. As our restricted stock units are not dividend-protected, with respect to restricted stock units subject to only service-based vesting conditions, the grant date fair value of restricted stock units was estimated based on the price of our common stock at the close of trading on the date of grant, reduced by the present value of dividends expected to be paid during the vesting period. In addition, as restricted stock units granted to Mr. Rau in connection with his employment as Interim President and Chief Executive Officer are subject to a post-vesting restriction on sale, the grant date fair value of Mr. Rau's restricted stock units were further reduced by an illiquidity discount consistent with Topic 718. With respect to restricted stock units granted July 1, 2019, 2018 and 2017, subject to market vesting conditions, the grant date fair value was estimated using a Monte-Carlo simulation. Assuming that the highest level of attainment is achieved for awards subject to market vesting conditions, the aggregate maximum grant date fair value of awards granted in 2019 would be as follows: Mr. Hawkey - $757,117; Mr. Milne - $757,117; and Mr. Patel - $681,407. With respect to performance-based restricted stock units granted June 1, 2019 that are subject to a liquidity vesting condition, the grant date fair value was measured using was estimated as the price of our common stock at the close of trading on the date of grant, reduced by the present value of dividends expected to be paid during the vesting period. Assuming the highest level of performance criteria will be achieved, the aggregate maximum grant date fair value of awards granted will be as follows: Mr. Shull - $3,305,555; Mr. Milne - $188,884; and Mr. Patel - $94,438. These amounts do not necessarily correspond to the actual value that may be realized by the Named Executives.

(7)
Amounts disclosed under “Non-Equity Incentive Plan Compensation” represent: (i) for all persons listed other than Mr. Milne, the individual and corporate performance component (with respect to Mr. Shull, only the corporate performance component, and for Messrs. Hawkey and Patel, the business group performance component) of the annual cash bonuses earned pursuant to the 2019 Executive Incentive Plan for services rendered in 2019, and (ii) for Mr. Milne, his earned compensation under a sales commission plan, the details of which are discussed more fully in the section above entitled “Milne Sales Incentive Compensation Plan”. Such bonuses for services rendered in 2019 were paid in 2020.

(8)
Amounts disclosed under “All Other Compensation” in 2019 consist of: (i) matching contributions made on behalf of the Named Executives to our 401(k) plan, (ii) employer paid premiums for life insurance coverage, (iii) $25,000 in legal fee reimbursement for Mr. Shull in connection with his appointment as Chief Executive Officer (which was paid in full in 2019) and $9,819 in legal fees related to the separate negotiation of his potential role as the Chief Executive Officer of the Product business following its contemplated separation from the IP Licensing business (which was paid in full in 2020), a $56,000 stipend to cover Mr. Shull’s travel and housing expenses, (iv) $12,153 in employer paid COBRA premiums for medical insurance for Mr. Rau after his resignation as Interim President and Chief Executive Officer, (v) a $527 bonus for Mr. Gutierrez, (vi) termination benefits for Mr. Halt consisting of a $413,751 cash payment and $220,421 related to the acceleration of vesting on time-based restricted stock units, (vii) $92,208 in commuting costs for Mr. Hawkey, and (viii) $6,920 in costs, inclusive of a tax gross-up, related to attendance at the Sales Excellence Club for Mr. Milne.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2019 to the Named Executives.

Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)(4)	Maximum ($)	Threshold (#)	Target (#)(5)	Maximum (#)(5)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David Shull	N/A	N/A	276,113	552,226	966,396
	6/1/2019	5/23/2019					486,111	486,111			0.001	3,305,555
Raghavendra Rau	N/A	N/A	193,921	387,842	678,724
	1/2/2019	12/29/2018							212,539		0.001	1,866,092
	7/1/2019	5/29/2019							21,709 (7)		0.001	150,009
Wesley Gutierrez	N/A	N/A	66,000	132,000	231,000
	7/1/2019	6/19/2019							35,000		0.001	225,750
Peter Halt	N/A	N/A	144,813	289,626	506,845
Michael Hawkey	N/A	N/A	115,041	230,082	402,644
	7/1/2019	5/29/2019							67,842		0.001	437,581
	7/1/2019	5/29/2019					67,842	135,684			0.001	378,558
Matt Milne	N/A	N/A	N/A	280,325	N/A
	7/1/2019	5/29/2019							67,842		0.001	437,581
	6/1/2019	5/29/2019					27,777	27,777			0.001	188,884
	7/1/2019	5/29/2019					67,842	135,684			0.001	378,558
Arvin Patel	N/A	N/A	157,500	315,000	551,250
	7/1/2019	5/29/2019							61,058		0.001	393,824
	6/1/2019	5/29/2019					13,888	13,888			0.001	94,438
	7/1/2019	5/29/2019					61,058	122,116			0.001	340,704

(1)
We award the individual and corporate components of cash bonuses pursuant to our 2019 Executive Incentive Plan. The 2019 Executive Incentive Plan provides for the award of such annual cash bonuses based upon the attainment of: (i) corporate performance based on specified revenue and operating income goals (the only factor with respect to Mr. Shull), (ii) individual performance based upon achievement of pre-established individual objectives, and (iii) with respect to Messrs. Hawkey and Patel, business group performance based on specified revenue and contribution margin goals. The table above reflects the threshold, target and maximum cash bonuses that each Named Executive could earn. Because there is no threshold level for an executive’s individual performance achievement, the amounts shown in the threshold payout column assume that the individual performance threshold equals the threshold for corporate performance. The actual amount of the cash bonus attributable to corporate and individual performance (and, with respect to Messrs. Hawkey and Patel, business group performance) that was earned and paid to each of the Named Executives for year ended December 31, 2019 is set forth in the Summary Compensation Table under the column Non-Equity Incentive Plan Compensation.

(2)
All time-based restricted stock granted to the Named Executives in 2019 was granted under the TiVo Corporation 2008 Equity Incentive Plan, as amended, other than with respect to Mr. Rau, whose restricted stock units granted on January 2, 2019 were pursuant to the 2008 TiVo Plan.

(3)
Amounts disclosed represent the aggregate grant date fair value of stock awards granted during the year, measured in accordance with Topic 718. For a discussion of valuation assumptions used to measure fair value, see Note 12, “Equity-based Compensation” in the Consolidated Financial Statements of this Annual Report on Form 10-K. As our restricted stock units are not dividend-protected, with respect to restricted stock units subject to only service-based vesting conditions, the grant date fair value of restricted stock units was estimated based on the price of our common stock at the close of trading on the date of grant, reduced by the present value of dividends expected to be paid during the vesting period. In addition, as restricted stock units granted to Mr. Rau, January 2, 2019, in connection with his employment as Interim President and Chief Executive Officer are subject to a post-vesting restriction on sale, the grant date fair value of Mr. Rau's restricted stock units were further reduced by an illiquidity discount. With respect to restricted stock units granted in 2019 subject to market vesting conditions, the grant date fair value was measured using a Monte-Carlo simulation.

(4)
Other than Mr. Milne, amounts represent the target payout with respect to corporate performance under the 2019 Executive Incentive Plan assuming 100% achievement of target. Amount for Mr. Milne represents the target payout with respect to his commission payments under the 2019 Sales Incentive Compensation Plan. Mr. Shull’s amounts are prorated from his hire date on May 31, 2019. Mr. Rau’s amounts are prorated through May 31, 2019, when he resigned his position as Interim President and Chief Executive Officer. Mr. Hawkey’s amounts are prorated to account for an increase in bonus target during the year.

(5)
Represents the target and maximum number of shares that may be earned under the restricted stock units granted July 1, 2019 to Named Executives subject to TSR criteria and pursuant to the TiVo Corporation 2008 Equity Incentive Plan, as amended. Restricted stock units granted June 1, 2019 allow for equal target and maximum shares (grant date shares) that may be earned subject to specific "Performance Criteria" as stipulated in the "Notice of Restricted Stock Unit Grant" and subject to the TiVo Corporation 2008 Equity Incentive Plan, as amended.

(6)	No awards were issued in 2019 to Mr. Halt.

(7)	Represents restricted stock award granted to Mr. Rau as Vice Chairperson, Board of Directors after his resignation as Interim President and Chief Executive Officer.

Discussion of Summary Compensation and Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our continuing compensation plans and arrangements is set forth below.

Employment Agreements with Named Executives

Mr. Shull. In May 2019, we appointed Mr. Shull as the company’s President and Chief Executive Officer. On May 24, 2019, we entered into an offer letter agreement with Mr. Shull under which he is entitled to an annual base salary, currently set at $750,000, and is eligible to participate in the company’s Senior Executive Company Incentive Plan with a cash bonus target equal to 125% of his base salary and a maximum payout of up 175% of the target amount, pro rated for any partial year served. In connection with his appointment, the company also granted Mr. Shull, on June 1, 2019, a restricted stock unit award with a total value of $3,500,000.  The restricted stock unit award will vest, if at all, only to the extent Mr. Shull remains in employment as the CEO of the company on the earliest date that TiVo consummates: (i) a sale of the entire company, (ii) a spin-off of the company’s Product business, (iii) a spin-off of the company’s IP Licensing business or (iv) a sale of either the company’s Product or IP Licensing businesses (the “Vesting Date”). The restricted stock unit award was granted pursuant to the company’s TiVo Corporation 2008 Equity Incentive Plan and standard form of performance-based restricted stock unit award agreement thereunder, and the awards are not subject to any vesting acceleration benefits under any executive severance plan or otherwise. Mr. Shull also received a one-time $1,000,000 cash signing bonus, subject to standard payroll reductions and withholdings, within 30 days following his start date. A portion of such signing bonus will be subject to repayment by Mr. Shull if his employment is terminated prior to the first anniversary of the start date: (i) by the company or a subsidiary for Cause (as defined in the Severance Agreement), (ii) by Mr. Shull without Good Reason (as defined in the Severance Agreement), or (iii) by the company or a subsidiary due to Mr. Shull’s failure to perform his duties, subject to certain notice requirements as set forth in the offer letter agreement; provided, that if the Vesting Date occurs prior to the first anniversary of the start date, the foregoing repayment obligation will lapse.

Additionally, Mr. Shull is paid a monthly stipend of $8,000 to cover his travel and housing expenses in travelling from his home and working at the company’s San Jose offices, and was reimbursed for up to $25,000 for his legal expenses incurred in connection with negotiation of the offer letter and Severance Agreement. Mr. Shull also entered into an Executive Severance and Arbitration Agreement (the “Severance Agreement”) with the company, the terms of which are described under “Potential Payments upon Termination or Change of Control.”

Mr. Rau. In July 2018, we appointed Mr. Rau as the company’s Interim President and Chief Executive Officer. On July 23, 2018, we entered into an offer letter agreement with Mr. Rau under which he was entitled to an annual base salary of $750,000, and was eligible to participate in the company’s Senior Executive Company Incentive Plan (the “SECIP”) with a cash bonus target equal to 125% of his base salary and a maximum payout of up to two times the target amount, pro rated for the time period during which he held the Interim President and Chief Executive Officer position. The cash portion of Mr. Rau’s director compensation was not paid with respect to such time period. In connection with his appointment, the company also granted Mr. Rau, on August 1, 2018, a restricted stock unit award in the amount of 164,609 shares, with a grant date target value of approximately $2,000,000. The restricted stock unit award was subject to a quarterly vesting schedule, with one-fourth (1/4th) of the units vesting each three months after the grant date. In light of the interim nature of Mr. Rau’s role, he was reimbursed for his travel and housing expenses in travelling from his home and working at the company’s San Jose offices. Mr. Rau also entered into an Executive Severance and Arbitration Agreement with the company, which was later amended in December 2018 and replaced in its entirety by the Letter Agreement (as defined below) in May 2019 in connection with his resignation as Interim President and Chief Executive Officer.

In December 2018, we amended Mr. Rau’s compensation and related employment arrangements in connection with the extension of his tenure as the company’s Interim President and Chief Executive Officer. Under the terms of the amended arrangements, Mr. Rau’s annual base salary, eligibility to participate in the Senior Executive Company Incentive Plan and, except as described below, eligibility to receive company benefits, remained the same as provided under his original offer letter and Mr. Rau continued to be reimbursed for his travel and housing expenses in travelling from his home and working at the company’s San Jose offices. During the extension of his employment period, the cash portion of Mr. Rau’s director compensation was not paid. The company granted, on January 2, 2019, an additional restricted stock unit award of 212,539 shares, with a grant date target value of approximately $2,000,000. The restricted stock unit award was subject to a quarterly vesting schedule, with one-fourth (1/4th) of the units vesting each three months after the grant date. The company also entered into an Amended and Restated Executive Severance and Arbitration Agreement with Mr. Rau dated December 27, 2018.

In May 2019, Mr. Rau resigned as the company’s Interim President and Chief Executive Officer, and effective at the same time, the board of directors appointed Mr. Rau as Vice Chairperson of the Board. On May 24, 2019, the company entered into a Letter Agreement with Mr. Rau (the “Letter Agreement”), under the terms of which, the company agreed to pay Mr. Rau: (i) for June 2019, a cash payment $62,500, (ii) for the balance of fiscal year 2019, a cash payment of $250,000 reduced by one half of the value of the non-employee director annual equity grant to be made July 1, 2019, paid in two quarterly installments. Under the Letter Agreement, Mr. Rau is also entitled to such compensation as is determined by the Board for 2020.

On July 1, 2019, consistent with the company’s standard non-employee director arrangements, the company granted Mr. Rau an annual restricted stock award grant on the same terms as all other non-employee directors.

For the 2019 fiscal year, pursuant to the company’s standard Senior Executive Company Incentive Plan, Mr. Rau will receive a pro rated bonus for time served as Interim President and Chief Executive Officer in 2019, subject to a minimum payment of 50% of his target 2019 bonus (assuming full performance but no over-performance). Mr. Rau’s 2019 bonus will be paid concurrently with payment of other executive bonuses and no later than March 15, 2020. Such bonus payment is subject to Mr. Rau’s execution of a release of claims in the company’s standard form (the “Release”). In addition, the 2018 and 2019 RSU (each as defined in Mr. Rau’s amended and restated offer letter from the company dated December 27, 2018) will be fully vested on the effective date of the Release.

Additionally, the company agreed to reimburse Mr. Rau for (i) his travel and housing expenses in travelling from his home and working at the company’s San Jose offices through June 30, 2019, (ii) expenses incurred in the performance of his duties prior to June 30, 2019, and (iii) expenses incurred for travel as needed for fulfillment of his Vice Chairperson duties. The company has also agreed to pay Mr. Rau’s COBRA premiums, under certain conditions, through the earlier of: (i) December 31, 2019 and (ii) the date on which Mr. Rau becomes eligible for health insurance coverage through a new employer.

Finally, the Letter Agreement provides, among other things, for change of control payments to Mr. Rau under certain conditions as described in “Potential Payments upon Termination of Change of Control.”

Mr. Gutierrez. On December 27, 2019, we appointed Mr. Gutierrez, the Company’s Chief Accounting Officer as the Company’s Chief Financial Officer, effective December 30, 2019. In connection with Mr. Gutierrez’s appointment, his annual base salary of $330,000 and his cash bonus targets, equal to 40% of his base salary, were unchanged.

Mr. Gutierrez is not entitled to any payments from the Company in the event his employment by the Company terminates as a result of death or disability. Mr. Gutierrez participates in the Executive Severance Plan at the senior vice president level and his time-based equity awards will be accelerated by twelve months from the termination date in the event of his termination by the Company without cause. Mr. Gutierrez is also eligible to receive a one-time cash retention bonus of $200,000 on the earlier of (i) the consummation of the Company’s previously announced combination with Xperi Corporation, (ii) November 15, 2020, or (iii) the date of his termination by the Company without cause.

Mr. Halt. In May 2012, we appointed Mr. Halt as our Chief Financial Officer. Under the terms of Mr. Halt’s employment, prior to his termination date (described further below), he was entitled to an annual base salary of $413,751 and was eligible to participate in the company’s SECIP with a cash bonus target currently equal to 70% of his base salary. Also, Mr.

Halt was offered an Executive Severance and Arbitration Agreement (for which he is no longer eligible due to his separation in December 2019), the terms of which are described under “Potential Payments upon Termination or Change of Control.”

On December 27, 2019, the Board of Directors of the company approved the departure of Mr. Halt as the Chief Financial Officer effective as December 30, 2019. Mr. Halt will be engaged in an advisory role from January 2, 2020 through March 31, 2020 to facilitate a smooth transition of duties, and he will be paid $50,000 per month for his work in such role.

Consistent with the terms of the Company’s Executive Severance Plan for executive vice presidents, Mr. Halt received a lump sum payment equal to twelve months of base salary (excluding bonus or any pro ration thereof) and will be eligible to receive certain health and outplacement benefits, subject to the terms and conditions of the Executive Severance Plan.

Additionally, the vesting of Mr. Halt’s non-performance-based equity awards was accelerated by twelve months from December 30, 2019 and such awards will be released 60 days thereafter. None of Mr. Halt’s performance-based equity awards that would have vested based on the performance period ending December 31, 2019 will vest as the compensation committee determined that the TSR performance criteria for the three-year period was not achieved. All other outstanding, but unvested, equity awards were canceled as of December 30, 2019. Finally, Mr. Halt remained eligible to receive his annual bonus for 2019. All of the foregoing benefits are subject to the terms and conditions of the Executive Severance Plan.

Mr. Hawkey. In 2015, we appointed Mr. Hawkey as our Senior Vice President and General Manager, User Experience. Under the terms of Mr. Hawkey’s employment, he is entitled to an annual base salary, currently set at $400,000, and is eligible to participate in the company’s SECIP with a cash bonus target currently equal to 60% of his base salary, with such percentage subject to change each year as determined by the company’s compensation committee. Also, Mr. Hawkey was offered an Executive Severance and Arbitration Agreement, the terms of which are described under “Potential Payments upon Termination or Change of Control.”

Mr. Milne. In January 2017, we appointed Mr. Milne as our Chief Revenue Officer. Under the terms of Mr. Milne’s employment, he is entitled to an annual base salary, currently set at $444,960, and participates in the Commission Plan with a total commission target based on specified revenue quotas and quotas for new sales contracts. Also, Mr. Milne was offered an Executive Severance and Arbitration Agreement, the terms of which are described under “Potential Payments upon Termination or Change of Control.”

In connection with increased responsibilities and efforts related to the Separation, Mr. Milne was granted, on June 1, 2019, restricted stock unit awards with a total value of $200,000. The restricted stock unit awards will vest, if at all, only to the extent that the executive remains in employment with the Company on the earliest date that TiVo consummates: (i) a sale of the entire Company, (ii) a spin-off of the Company’s Product business, (iii) a spin-off of the Company’s IP Licensing business or (iv) a sale of either the Company’s Product or IP Licensing businesses. The proposed combination with Xperi Corporation will trigger the vesting of these restricted stock unit awards. The restricted stock unit awards will be granted pursuant to the Company’s TiVo Corporation 2008 Equity Incentive Plan and standard form of performance-based restricted stock unit award agreement thereunder, and the awards are not subject to any vesting acceleration benefits under any executive severance plan or otherwise.

Mr. Patel. In August 2017, we appointed Mr. Patel as our Executive Vice President and Chief Intellectual Property Officer. Under the terms of Mr. Patel’s employment, he is entitled to an annual base salary, currently set at $450,000, and is eligible to participate in the company’s SECIP with a cash bonus target currently equal to 70% of his base salary, with such percentage subject to change each year as determined by the company’s compensation committee. Also, Mr. Patel was offered an Executive Severance and Arbitration Agreement, the terms of which are described under “Potential Payments upon Termination or Change of Control.”

To recognize his responsibilities related to the Separation, Mr. Patel was granted, on June 1, 2019, restricted stock unit awards with a total value of $100,000. The restricted stock unit awards will vest, if at all, only to the extent that the executive remains in employment with the Company on the earliest date that TiVo consummates: (i) a sale of the entire Company, (ii) a spin-off of the Company’s Product business, (iii) a spin-off of the Company’s IP Licensing business or (iv) a sale of either the Company’s Product or IP Licensing businesses. The proposed combination with Xperi Corporation will trigger the vesting of these restricted stock unit awards. The restricted stock unit awards will be granted pursuant to the Company’s TiVo Corporation 2008 Equity Incentive Plan and standard form of performance-based restricted stock unit award agreement thereunder, and the awards are not subject to any vesting acceleration benefits under any executive severance plan or otherwise.

2019 Executive Incentive Plan Cash Awards. Our 2019 Senior Executive Company Incentive Plan (“SECIP”) provides for annual cash bonus award opportunities to reward executive officers for performance in the prior fiscal year. For more information regarding our 2019 SECIP, please see the section entitled “2019 Short-Term Incentive Compensation Decisions” in the Compensation Discussion and Analysis above.

2019 Equity Incentive Awards. During 2019, the Named Executives received restricted stock unit awards under the TiVo Corporation 2008 Equity Plan (formerly known as the Rovi Corporation Amended 2008 Equity Incentive Plan), other than with respect to Mr. Rau, which restricted stock units were granted pursuant to the 2008 TiVo Plan. Other than with respect to Mr. Rau, the restricted stock unit awards granted to the Named Executive Officers in 2019 consisted of awards that vest over a four-year period and awards that vest upon specified performance goals, as further described under “2019 Long-Term Incentive Compensation Decisions in the Compensation Discussion and Analysis” section above.

Executive Severance Plan. Certain of our Named Executives are participants in our Executive Severance Plan as described under “Potential Payments upon Termination or Change of Control.”

Executive Retention Plan. Certain of our Named Executives were participants in our Executive Retention Plan as described under “Executive Retention Plan in the Compensation Discussion and Analysis” section above.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards held by the Named Executives as of December 31, 2019.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Shull								486,111 (8)	4,122,221
Raghavendra Rau						21,709 (2)	184,092
Wesley Gutierrez						61,625 (3)	522,580
Peter Halt	23,000			24.84	3/1/2021 (1)	25,993 (4)	220,421	32,172 (9)	272,819 (9)
	40,000			24.88	3/1/2022 (1)
	22,195			23.44	3/1/2023 (1)
Michael Hawkey						115,132 (5)	976,319	35,316 (10)	299,480
								67,842 (11)	575,300
Matt Milne	14,000			24.84	3/1/2021	115,128 (6)	976,285	27,777 (8)	235,549
								27,881 (10)	236,431
								67,842 (11)	575,300
Arvin Patel						113,996 (7)	966,686	13,888 (8)	117,770
								27,881 (10)	236,431
								61,058 (11)	517,772
								10,000 (12)	84,800

(1)
As stipulated in Mr. Halt's Separation Agreement and General Release, all unexercised options expire on March 30, 2020, which is 90 days after the date he ceased serving as our Chief Financial Officer.

(2)	These shares vest on July 1, 2020.

(3)	These shares vest as follows: 2,625 shares on March 1, 2020; 17,750 shares on July 1, 2020; 17,750 shares on July 1, 2021; 14,750 shares on July 1, 2022; and 8,750 shares on July 1, 2023.

(4)
As stipulated in Mr. Halt's Separation Agreement and General Release, vesting for these shares accelerated on December 30, 2019 and will be released on February 28, 2020, which is 60 days after he ceased serving as our Chief Financial Officer.

(5)
These shares vest as follows: 2,500 shares on March 1, 2020; 2,768 shares on April 1, 2020; 30,789 shares on July 1, 2020; 2,767 shares on April 1, 2021; 30,790 shares on July 1, 2021; 2,768 shares on April 1, 2022; 25,789 shares on July 1, 2022; and 16,961 shares on July 1, 2023.

(6)
These shares vest as follows: 1,250 shares on February 1, 2020; 7,000 shares on March 1, 2020; 1,125 shares on April 1, 2020; 29,930 shares on July 1, 2020; 5,000 shares on March 1, 2021; 29,931 shares on July 1, 2021; 23,931 shares on July 1, 2022; and 16,961 shares on July 1, 2023.

(7)
These shares vest as follows: 22,234 shares on July 1, 2020; 16,013 shares on August 1, 2020; 22,235 shares on July 1, 2021; 16,014 shares on August 1, 2021; 22,235 shares on July 1, 2022; and 15,265 shares on July 1, 2023.

(8)
These shares are eligible to vest, if at all, on the date the Compensation Committee of the Board of Directors approves the achievement of the "Performance Criteria" as discussed in the "Notice of Restricted Stock Unit Grant." The Participant must remain in Continuous Service on the earliest date (the "Performance Vesting Date") that the Company consummates: (i) a sale of the entire Company, (ii) a spin-off of the Company's Product business, (iii) a spin-off of the Company's IP Licensing business, or (iv) a sale of either the Company's Product or IP Licensing businesses (collectively, the "Performance Criteria").

(9)
As stipulated in Mr. Halt's Separation Agreement and General Release, these shares remained eligible to vest and eligible to be released on March 1, 2020 based on the achievement of a three-year relative TSR metric of percentile ranking against a peer group established by our compensation committee. On February 12, 2020, the compensation committee determined that the TSR performance criteria for the three-year period was not achieved and therefore none of Mr. Halt’s performance-based equity awards will vest. All other outstanding, but unvested, equity awards were canceled as of December 30, 2019.

(10)	These shares are eligible to vest on March 1, 2021 based on the achievement of a three-year relative TSR metric of percentile ranking against a peer group established by our compensation committee.

(11)	These shares are eligible to vest on March 1, 2022 based on the achievement of a three-year relative TSR metric of percentile ranking against a peer group established by our compensation committee.

(12)	These shares are eligible to vest on March 1, 2020 based on the achievement of a three-year relative TSR metric of percentile ranking against a peer group established by our compensation committee.

Option Exercises and Stock Vested

The following table shows for the fiscal year ended December 31, 2019 certain information regarding option exercises and stock awards acquired on vesting during 2019 with respect to the Named Executives:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
David Shull	--	--	--	--
Raghavendra Rau	--	--	335,996	2,709,718
Wesley Gutierrez	--	--	20,761	169,906
Peter Halt (3)	--	--	38,034	333,155
Michael Hawkey	--	--	25,346	197,831
Matt Milne	--	--	24,345	207,254
Arvin Patel	--	--	22,984	182,325

(1)	Represents the vesting of restricted stock.

(2)
The value realized is based on the closing price of our common stock on the vest date multiplied by the number of restricted stock or restricted stock units vested, less the par value of the stock issued.

(3)
As stipulated in Mr. Halt's Separation Agreement and General Release, 25,993 of these shares were accelerated on December 30, 2019 and are scheduled to be released on February 28, 2020, which is 60 days after he ceased serving as our Chief Financial Officer.

Potential Payments upon Termination or Change of Control

We entered into an Executive Severance and Arbitration Agreement (the “Severance Agreement”) with Mr. Shull dated as of May 31, 2019. The Severance Agreement provides, among other things, for severance payments to Mr. Shull under certain conditions as follows: if, at any time, (i) the company terminates Mr. Shull’s employment without Cause and other than as a result of Mr. Shull’s death or Disability, (ii) Mr. Shull resigns for Good Reason or (iii) Mr. Shull does not become the Chief Executive Officer of either of the Product or IP businesses at the completion of the separation of such businesses contemplated in the Company’s May 9, 2019 announcement of same (the “Separation”), then subject to certain obligations required of Mr. Shull, including the execution, delivery and non-revocation of a release of claims against the Company, the Company will provide Mr. Shull: (A) an amount equal to one year of his annual base salary in effect on the date of such termination (without giving effect to any change of pay triggering a Good Reason resignation), paid over the twelve-month period following Mr. Shull’s separation from service, (B) if Mr. Shull’s termination occurs six months or more following the Start Date, a pro rated annual bonus based on time served in the year of termination (or the prior year if termination occurs after the end of a given year and prior to the payment of bonuses for such year), and (C) continuation of welfare benefits and COBRA premiums for up to twelve months, for a total value of $1,387,722. The consummation of the proposed combination with Xperi Corporation announced on December 19, 2019 will trigger these payments, provided that Mr. Shull satisfies the obligations required of him to obtain same. Additionally, in the event that Mr. Shull is terminated on a change in control of the company, Mr. Shull would also be entitled to accelerated vesting of his performance-based restricted stock having a value of $4,122,221.

Mr. Shull’s severance benefits are conditional upon, as applicable: (a) Mr. Shull continuing to comply with his obligations under his proprietary information, inventions and ethics agreement during the period of time in which he is receiving such severance benefits; (b) Mr. Shull delivering to the company an effective, general release of claims in favor of the Company within 60 days following his Separation from Service (as defined in the Severance Agreement), and (c) Mr. Shull’s resignation from the board of directors, to be delivered and effective no later than 48 hours after the date of Mr. Shull’s termination of employment (or such later date as requested by the board of directors).

Concurrent with Mr. Rau’s appointment as Interim President and Chief Executive Officer in July 2018, the company entered into an Executive Severance and Arbitration Agreement with Mr. Rau, which was amended and restated in connection with the extension of his tenure as the company’s Interim President and Chief Executive Officer in December 2018 by the Amended and Restated Executive Severance and Arbitration Agreement (the “Amended Severance Agreement”).

In May 2019, Mr. Rau resigned as the company’s Interim President and Chief Executive Officer, and effective at the same time, the board of directors appointed Mr. Rau as Vice Chairperson of the Board pursuant to a Letter Agreement dated May 24, 2019. The Letter Agreement superseded and replaced the amended and restated offer letter and the Amended Severance Agreement in their entirety, except as specifically provided in the Letter Agreement. Mr. Rau has received payment in connection with his resignation as Interim President and Chief Executive Officer in accordance with the terms of the Letter Agreement as described in “Employment Agreements with Named Executives”.

Under the terms of Mr. Rau’s Letter Agreement, if the company enters into an agreement, on or prior to December 31, 2019, to consummate: (i) a sale of the entire company, or (ii) a sale of either the company’s Product business or IP Licensing business, then subject to Mr. Rau’s continued service to the company through end of his current term as a director, the company will pay Mr. Rau a change of control payment of $750,000 paid in one lump sum, subject to standard deductions and withholdings, upon consummation of such transaction; provided, that such transaction is completed prior to December 31, 2020. The consummation of the proposed combination with Xperi Corporation announced on December 19, 2019 will trigger this payment, provided that such transaction is, as is currently expected, completed prior to December 31, 2020 and provided that Mr. Rau continues his service to the company through the end of his current term as a director.

We have also entered into executive severance and arbitration agreements with each of Messrs. Halt (whose eligibility for benefits under this agreement ended in December 2019 when he ceased serving as our Chief Financial Officer), Hawkey, Milne and Patel (see Exhibit 10.22 to the company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018). Under the agreements, in the event of a change in control of TiVo, each of the eligible executives is entitled to receive minimum severance payments in the form of up to twelve months of salary continuation calculated on base salary (excluding bonus) upon termination of employment by the company for any reason other than cause or by the eligible executive with good reason within 90 days prior or 12 months following a change in control of the company. In addition, upon such event all unvested stock awards held by the eligible executives shall become immediately vested, except for performance-based stock unit awards (which awards may or may not vest based on performance achieved through the date of the change in control of the company). The eligible executives are also entitled to receive all welfare benefits we have provided to them immediately prior to a change in control during the period we are obligated to make their severance payments, or if sooner, until the eligible executive is entitled to welfare benefits from any entity employing such executive after such executive’s employment with the company terminates. Such executive’s right to receive benefits under these agreements, including the right to exercise any options that have accelerated under these agreements, will cease if such executive accepts employment with one of our competitors. In addition, the eligible executive agrees not to solicit, for one year following termination, any employee of ours to work for another business. The consummation of the proposed combination with Xperi Corporation announced on December 19, 2019 will trigger the payments provided for under these agreements, provided that the conditions as to the payments described above are satisfied.

In July 2017, we approved an executive severance plan (and as amended September 3, 2019 and filed with the Securities and Exchange Commission on November 7, 2019, the “Executive Severance Plan”) for certain company executive vice presidents and senior vice presidents designated by the compensation committee, including the following Named Executives: (i) Mr. Halt (who is receiving the benefits under the Executive Severance Plan in connection with his departure in December 2019), (ii) Mr. Gutierrez, (iii) Mr. Hawkey, (iv) Mr. Milne and (v) Mr. Patel. Under the terms of the Executive Severance Plan, upon termination of employment by the company for any reason other than cause or by the Executive Severance Plan participant with good reason (each, a “Termination Event”), each designated executive vice president (including Mr. Patel) and Mr. Milne is entitled to receive up to twelve (12) months of base salary (excluding bonus) and each designated senior vice president (including Messrs. Gutierrez and Hawkey) is entitled to receive up to six (6) months of base salary (excluding bonus), along with certain health and outplacement severance benefits, subject in each case to offset of benefits provided under any then-existing change in control severance agreements. Health benefits cease upon the participant becoming eligible for coverage under another employer's plan prior to the end of the severance period, and outplacement benefits cease upon the participant commencing employment with a new employer prior to the end of the severance period. In addition to the Executive Severance Plan benefits, upon a Termination Event, (i) the vesting of non-performance-based equity awards held by the designated executive will be accelerated by twelve (12) months and (ii) performance-based equity awards held by the designated executive will vest, if the Termination Event occurs within the last twelve (12) months of a given performance-based award’s performance period, if and to the extent that the performance criteria are achieved for the entire performance period of such original award. An Executive Severance Plan participant’s right to receive benefits under the Executive Severance Plan is conditioned, among other things, on the participant (i) timely executing an effective release of claims against the company following the Termination Event, and (ii) agreeing not to solicit, for two years following the Termination Event, any employee of the company to work for another business.

In addition, in May 2018, to provide continuity of key members of the management team and address the elevated risk of executive retention associated with the ongoing strategic alternatives process being undertaken by the management team and the Board, the compensation committee approved an Executive Retention Plan for certain company executives as designated by the compensation committee, including Messrs. Hawkey, Milne and Patel. The plan provided for a cash retention award of $750,000 to each of Messrs. Hawkey, Milne and Patel if the officer remains employed by the company on December 31, 2019. Such cash retention awards were paid on January 15, 2020.

In addition, in connection with increased responsibilities undertaken with respect to completion of the separation of the product and intellectual property businesses contemplated in the company’s announcement of the same on May 9, 2019, on June 1, 2019, each of Messrs. Milne and Patel were granted performance-vesting RSU awards with a target value of $200,000 and $100,000, respectively, the details of which are set forth in the Grants of Plan-Based Awards table and Outstanding Equity Awards table below.

None of our Named Executives is entitled to any payments from the company in the event his employment by the company terminates as a result of death or disability.

In the event that the company had terminated the employment of Mr. Hawkey, Mr. Milne or Mr. Patel without “cause” or any of such executives had voluntarily terminated with good reason on December 31, 2019, and this was within 90 days prior or 12 months following a change in control of the company, then: (i) Mr. Hawkey would be entitled to salary continuation having a value of $400,000; accelerated vesting of stock options having a value of $0; accelerated vesting of time-based restricted stock having a value of $976.319; accelerated vesting of performance-based restricted stock having a value of $0 assuming performance to date; and healthcare benefit continuation having a value of $30,117, for a total value of $1,406,436; (ii) Mr. Milne would be entitled to salary continuation having a value of $444,960; accelerated vesting of stock options having a value of $0; accelerated vesting of time-based restricted stock having a value of $976,285; accelerated vesting of performance-based restricted stock having a value of $235,549 assuming performance to date; and healthcare benefit continuation having a value of $31,887, for a total value of $1,688,681; and (iii) Mr. Patel would be entitled to salary continuation having a value of $450,000; accelerated vesting of stock options having a value of $0; accelerated vesting of time-based restricted stock having a value of $966,686; accelerated vesting of performance-based restricted stock having a value of $117,770 assuming performance to date; and healthcare benefit continuation having a value of $31,686, for a total value of $1,566,142. The above amounts assume vesting at target for performance-based restricted stock.

In the event that the company had terminated the employment of Mr. Gutierrez, Mr. Hawkey, Mr. Milne or Mr. Patel without “cause” or any of such executives had voluntarily terminated with good reason on December 31, 2019, and such termination was not within 90 days prior or 12 months following a change in control of the company, then: (i) Mr. Gutierrez would be entitled to salary continuation having a value of $165,000; a cash retention payment of $200,000; accelerated vesting of time-based restricted stock having a value of $172,780, and healthcare benefit continuation having a value of $910, for a total value of $538,690; (ii) Mr. Hawkey would be entitled to salary continuation having a value of $200,000; accelerated vesting of time-based restricted stock having a value of $305,763; and healthcare benefit continuation having a value of $15,059, for a total value of $520,822; (iii) Mr. Milne would be entitled to salary continuation having a value of $444,960; accelerated vesting of time-based restricted stock having a value of $333,306; healthcare benefit continuation having a value of $31,887, for a total value of $810,153; and (iv) Mr. Patel would be entitled to salary continuation having a value of $450,000; accelerated vesting of time-based restricted stock having a value of $324,335; and healthcare benefit continuation having a value of $31,686; for a total value of $806,021.

CEO Pay Ratio Disclosure

For 2019, the median of the annual total compensation of all employees of our company (other than our CEO) was $115,636 and the annual total compensation of our President and Chief Executive Officer, David Shull, was $6,362,250. Based on this information, for 2019 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 55 to 1. This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.

During 2019, Mr. Rau served as our Interim President and Chief Executive Officer until May 31, 2019, at which time Mr. Shull was appointed as our President and Chief Executive Officer. As permitted by SEC rules, we chose to use the annual total compensation of Mr. Shull, who was serving as our Chief Executive Officer on December 31, 2019, to calculate our pay ratio. We determined Mr. Shull's annual total compensation for the year ended December 31, 2019 was $6,362,250, which, as required by SEC rules, includes his annualized base salary and annual variable cash bonus for 2019. Because we are required to annualize his compensation for purposes of this disclosure, Mr. Shull's annual total compensation is greater than the total compensation as reported for him in our 2019 Summary Compensation Table.

In 2019, there was no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio. Accordingly, for purposes of calculating the pay ratio set forth above, we used the same median employee that we identified for purposes of our 2018 pay ratio.

For a description of our methodology for identifying the median employee, see “CEO Pay Ratio Disclosure” on page 78 of our definitive proxy statement filed with the Securities and Exchange Commission on March 16, 2018.

We calculated the 2019 annual total compensation for our median employee using the same methodology we use for our named executive officers as set forth in our Summary Compensation Table (which excludes any retirement and health benefits).

Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Philosophy

Our non-employee director compensation philosophy is based on the following guiding principles:

•	Aligning the long-term interests of stockholders and directors; and

•	Compensating directors appropriately and adequately for their time, effort and experience.

The elements of director compensation consist of annual cash retainers and equity awards, as well as customary and usual expense reimbursement in attending company meetings. The targeted competitive position for total annual compensation for our non-employee directors is at the 50th percentile of peers. In an effort to align the long-term interests of our stockholders and non-employee directors, the mix of cash and equity compensation has historically been, and is currently, weighted more heavily to equity.

Each year, our compensation committee reviews non-employee director compensation levels with its compensation consultant and recommends to our Board, as it deems appropriate, changes to such compensation levels. Our director compensation for fiscal 2019 is described below.

Non-Employee Director Compensation for Fiscal 2019

For 2019, each of the company’s non-employee directors, other than Mr. Rau (whose compensation is set forth in the Summary Compensation Table above), and excluding the chairman of the Board, received an annual cash retainer of $46,000. The chairman of the Board received an annual cash retainer of $96,000. Each director serving on the committees of the Board of Directors received annual cash retainers in the following amounts: the chair of the audit committee received $23,500; each other member of the audit committee received $10,000; the chair of the compensation committee received $18,500; each other member of the compensation committee received $9,000; the chair of the corporate governance and nominating committee received $10,000; and each other member of the corporate governance and nominating committee receive $5,000. The company does not pay, and directors do not receive, any fees for serving on the strategy committee of the Board. The company does not pay, and directors do not receive, any “per-meeting” fees as the annual retainer and respective committee fees are ascertained to provide proper compensation for Board duties irrespective of the number of meetings held. Non-employee directors are also reimbursed for customary and usual travel expenses incurred attending company meetings.

For 2019, cash retainers payable to the each of the company’s non-employee directors, were paid in arrears for prior quarters, in four quarterly installments, i.e. on April 1 for first quarter service; July 1 for the second quarter service; October 1 for the third quarter service and January 2 for fourth quarter service. If a Board member ceases serving prior to the end of a quarter, such Board member’s retainer payment would be pro-rated for the time served during the quarter. Non-employee directors have the option to receive their Board retainers in cash or in equity (in the form of fully-vested restricted stock), with an annual election form to be completed prior to the beginning of the year.

Stock Awards. Each non-employee director received restricted stock under the TiVo Corporation 2008 Equity Incentive Plan (formerly known as the Rovi Corporation Amended 2008 Equity Incentive Plan). On July 1, 2019, each non-employee director, provided that he or she continued to serve as a member of the Board of Directors, received an automatic annual restricted stock grant for the number of shares with a grant date target value equal to approximately $160,000 on the grant date or, if the grant date is not a trading day, on the last trading day immediately prior to the grant date. The restricted stock has a purchase price equal to $0.001 per share, with all of the shares vesting on the one-year anniversary of the Board grant date, in each case provided that such member remains on our Board of Directors through the applicable vesting date.

Non-Employee Director Limitation. The aggregate value of all compensation paid or granted to any non-employee director for services on the company’s Board with respect to any fiscal year beginning with 2016, including awards granted under the TiVo Corporation 2008 Equity Incentive Plan (formerly known as the Rovi Corporation Amended 2008 Equity Incentive Plan) and cash fees paid by the company to such non-employee director, shall not exceed $700,000 in total value, calculating the value of any equity awards based on the grant date fair value of such awards for financial reporting purposes. The Board may make exceptions to this limit in extraordinary circumstances, as the Board determines in its discretion, provided that the director who is granted or paid such additional compensation may not participate in the decision to grant or pay such compensation.

The table below summarizes the compensation paid by the company to our non-employee directors for the fiscal year ended December 31, 2019.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2019

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)(1)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)
Laura Durr	25,912	150,009	—	—	—	—	175,921
Alan L. Earhart	72,426	150,009	—	—	—	—	222,435
Eddy W. Hartenstein	48,750	166,249	—	—	—	—	214,999
Jeffrey T. Hinson (2)	32,615	—	—	—	—	—	32,615
James E. Meyer	106,000	150,009	—	—	—	—	256,009
Daniel Moloney	55,000	150,009	—	—	—	—	205,009
Glenn W. Welling	—	219,488	—	—	—	—	219,488
Loria Yeadon	23,824	150,009	—	—	—	—	173,833

(1)
Amounts disclosed under "Stock Awards" represent the aggregate grant date fair value of restricted stock awards granted during 2019. As our restricted stock awards are not dividend-protected, the fair value of restricted stock awards is estimated based on the price of our common stock at the close of trading on the date of grant, reduced by the present value of dividends expected to be paid during the vesting period. All non-employee directors were each granted restricted stock awards in the following amounts: Ms. Durr - 21,709 shares, Mr. Earhart - 21,709 shares, Mr. Hartenstein - 23,435 shares, Mr. Meyer - 21,709 shares, Mr. Moloney - 21,709 shares, Mr. Rau - 21,709 shares, Mr. Welling - 30,113 and Ms. Yeadon - 21,709 shares. The restricted stock has a purchase price equal to $0.001 per share, par value.

(2)	Mr. Hinson served as a non-employee director until May 1, 2019.

As of December 31, 2019, each current non-employee director held 21,709 shares in unvested restricted stock awards.

As of December 31, 2019, no non-employee director holds outstanding options.

Employee Director Compensation for Fiscal 2019

Mr. Shull serves as President and Chief Executive Officer and also as a member of our Board of Directors, but is not compensated for his services as a director. As an employee, Mr. Shull receives the salary as disclosed in the “Summary Compensation Table”. Subsequent to his resignation as Interim President and Chief Executive Officer, Mr. Rau received non-employee director compensation as reflected in the table above. In addition to the compensation Mr. Rau received as Interim President and Chief Executive Officer, the “Summary Compensation Table” also includes disclosure of the compensation he received as a non-employee director.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee during 2019 had any interlocking relationship as defined by the SEC.

Compensation Committee Report

The material in this compensation committee report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the company under the Securities Act or the Exchange Act, other than in TiVo’s Annual Report on Form 10-K where it shall be deemed to be furnished, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K contained in this proxy statement. Based on this review and discussion, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement for the year ended December 31, 2019.

Respectfully submitted,

Members of the Compensation Committee
Glenn W. Welling (Chair)
Eddy Hartenstein
Daniel Moloney

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows how much of our common stock was beneficially owned as of February 12, 2020, by each director, each executive officer named in the summary compensation table, all executive officers and directors as a group, and by each holder of 5% or more of our common stock. To our knowledge and except as set forth in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o TiVo Corporation, 2160 Gold Street, San Jose, California 95002.

The option column below reflects shares of common stock that are subject to options that are currently exercisable or are exercisable within 60 days of February 12, 2020. Those shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options, but are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. Percentage ownership is based on 127,549,868 shares outstanding on February 12, 2020. All options listed below have exercise prices in excess of the current fair market value of our common stock.

Beneficial Owner	Shares	Options	Total	Percent of Class
BlackRock, Inc. (1)	19,747,751	—	19,747,751	15.6%
The Vanguard Group (2)	13,592,247	—	13,592,247	10.7%
Ameriprise Financial, Inc. (3)	10,309,197	—	10,309,197	8.1%
Dimensional Fund Advisors LP (4)	7,276,630	—	7,276,630	5.7%
Wesley Gutierrez	46,819	—	46,819	*
Peter Halt	218,680	85,195	303,875	*
Michael Hawkey	42,504	—	42,504	*
Matt Milne	69,452	14,000	83,452	*
Arvin Patel	30,693	—	30,693	*
Raghavendra Rau (5)	285,191	—	285,191	*
David Shull	2,424	—	2,424	*
Laura Durr (5)	21,709	—	21,709	*
Alan L. Earhart (5)	86,091	—	86,091	*
Eddy W. Hartenstein (5)	98,380	—	98,380	*
Jeffrey T. Hinson (6)	49,063	—	49,063	*
James E. Meyer (5)	122,304	—	122,304	*
Daniel Moloney (5)	50,692	—	50,692	*
Glenn W. Welling (7)	2,626,473	—	2,626,473	2.1%
Loria Yeadon (8)	21,709	—	21,709	*
All executive officers and directors as a group (15 persons) (9)	3,772,184	99,195	3,871,379	3.0%

*    Less than one percent

(1)
Based solely on, and in reliance upon, and without independent investigation of, information provided by BlackRock, Inc. in an amended Schedule 13G filed with the SEC on February 10, 2020. BlackRock, Inc. has sole voting power with respect to 19,421,569 shares and sole dispositive power with respect to 19,747,751 of the shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2)
Based solely on, and in reliance upon, and without independent investigation of, information provided by The Vanguard Group in an amended Schedule 13G filed with the SEC on February 12, 2020. The Vanguard Group has sole voting power with respect to 117,622 shares, sole dispositive power with respect to 13,469,753 shares, shared voting power with respect to 19,392 shares, and shared dispositive power with respect to 122,494 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(3)
Based solely on, and in reliance upon, and without independent investigation of, information provided by Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC in an amended Schedule 13G filed with the SEC on February 14, 2020. Ameriprise Financial, Inc. has sole voting power and sole dispositive power with respect to 0 shares, shared voting power with respect to 9,716,816 shares, and shared dispositive power with respect to all of the shares. Columbia Management Investment Advisers, LLC has sole voting power and sole dispositive power with respect to 0 shares, shared voting power with respect to 10,053,232 shares, and shared dispositive power with respect to 10,309,197 shares. Ameriprise Financial, Inc., or AFI, is the parent company of Columbia Management Investment Advisors, LLC, or CMIA (225 Franklin St., Boston, MA 02110). AFI may be deemed to beneficially own the shares reported by CMIA. The shares reported by AFI include those shares separately reported by CMIA. Each of AFI and CMIA disclaim beneficial ownership of the shares reported herein. The address of Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474.

(4) Based solely on, and in reliance upon, and without independent investigation of, information provided by Dimensional Fund Advisors LP in an amended Schedule 13G filed with the SEC on February 12, 2020. Dimensional Fund Advisors LP has sole voting power with respect to 7,160,234 shares and sole dispositive power with respect to 7,276,630 of the shares. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. Dimensional disclaims beneficial ownership of such securities. In addition, the filing of this Schedule 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by this Schedule 13G for any other purposes than Section 13(d) of the Securities Exchange Act of 1934.

(5)
Shares beneficially owned include 21,709 unvested shares subject to the release of restricted stock awards. TiVo has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse when the shares vest on July 1, 2020.

(6)
Mr. Hinson served on the TiVo board of directors until May 1, 2019. Shares beneficially owned are based on a Form 4 filed with the SEC on July 3, 2018 and do not include any shares subject to release of restricted stock awards.

(7)
Shares beneficially owned include direct ownership of 21,709 unvested shares subject to the release of restricted stock awards and indirect ownership of 2,271,000 shares held by Engaged Capital Flagship Master Fund, LP and 254,000 shares held by Managed Account of Engaged Capital, LLC (together with Engaged Capital Flagship Master Fund, LP, the "Engaged Capital Funds"). TiVo has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse when the shares vest on July 1, 2020. Mr. Welling is a Principal and Chief Executive Officer of Engaged Capital, LLC, which is the general partner of each of the Engaged Capital Funds, and may be deemed to have shared voting and dispositive power with respect to the shares held by or issuable to the Engaged Capital Funds. Mr. Welling disclaims beneficial ownership of all such shares held by the Engaged Capital Funds, except to the extent of his proportionate pecuniary interest therein.

(8)
Shares beneficially owned include 21,709 unvested shares subject to the release of restricted stock awards, held in the name of “Yeadon IP, LLC”, over which Ms. Yeadon has sole voting and dispositive power. TiVo has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse when the shares vest on July 1, 2020.

(9)	All executive officers and directors as a group includes all individual executive officers and directors listed in the summary compensation table.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of the company’s equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (c)
Equity compensation plan approved by security holders	7,051,458	$23.49 (2)	14,803,474 (3)
Equity compensation plans not approved by security holders	0	$0	0
Total	7,051,458	$23.49	14,803,474

(1)
All shares reflected in this table are issuable pursuant to the TiVo Corporation Amended 2008 Equity Incentive Plan (the “2008 EIP”) and the TiVo Corporation 2008 Employee Stock Purchase Plan (the “2008 ESPP”), as well as the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “2008 TiVo Plan”), which was assumed in connection with the TiVo Acquisition.

(2)
This reflects the weighted average exercise price for stock options granted pursuant to equity compensation plans only. Restricted stock is issued at a cost of $0.001 per share and therefore has no weighted average exercise price.

With respect to the 2008 TiVo Plan, there are 24,094 shares of stock available to be issued upon exercise of outstanding options, with a weighted average exercise price of $23.87. The 2008 TiVo Plan expired on August 6, 2018.

(3)	As of December 31, 2019, 3,315,021 shares remained available for future issuance under the 2008 ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From January 1, 2019 to the date of this report, there have not been any transactions, and there are currently no proposed transactions, in which the amount involved exceeded $120,000 to which we or any of our subsidiaries were or are to be a party and in which any executive officer, director, nominee for director, 5% beneficial owner of our common stock or member of their immediate family had or will have a direct or indirect material interest, except as described above under “Executive Compensation”. There are no business relationships between us and any entity of which a director of the company is an executive officer or of which a director of the company owns an equity interest in excess of 10%, involving indebtedness in excess of 5% of our total consolidated assets for 2019 or involving payments for property or services in excess of 5% of our (or the other entity’s) consolidated gross revenues for 2019.

Procedures for Approval of Related Party Transactions

We have a number of policies, procedures and practices that relate to the identification, review and approval of related party transactions. In accordance with our Corporate Governance Guidelines, our Board of Directors reviews the relationships that each director has with the company and shall endeavor to have a majority of directors that are “independent directors” as defined by the SEC and Nasdaq rules. As part of the review process, the company distributes and collects questionnaires that solicit information about any direct or indirect transactions with the company from each of our directors and officers and legal counsel and the chief accounting officer reviews the responses to these questionnaires and reports the any related party transactions to the audit committee. We may enter into arrangements in the ordinary course of our business that involve the company receiving or providing goods or services on a non-exclusive basis and at arm’s-length negotiated rates or in accordance with regulated price schedules with corporations and other organization in which a company director, executive officer or nominee for director may also be a director, trustee or investor, or have some other direct or indirect relationship.

Our Code of Conduct requires all directors, officers and employees to avoid any situation that involves an actual or apparent conflict of interest in personal and professional relationships or with their duty to, or with any interest of, the company. Depending on the nature of the potential conflict, such related party transactions involving an employee require approval by our Chief Compliance Officer, Chief Financial Officer or Chief Executive Officer. If such transaction is determined to be material to the company by our Chief Compliance Officer, Chief Financial Officer or Chief Executive Officer, our audit committee must review and approve in writing in advance such related party transactions. All related party transactions involving the company’s directors or executive officers or members of their immediate families must be reviewed and approved in writing in advance by the audit committee.

Independence of Directors
As required by the Nasdaq listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards.
Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and the company, our executive officers and our independent registered public accounting firm, the Board has affirmatively determined that, except for (a) Mr. Shull, the company’s current President and Chief Executive Officer, who is not an independent director by virtue of his employment with the company, and (b) Mr. Rau, the company’s former Interim President and Chief Executive Officer, who is not an independent director by virtue of his employment with the company through May 30, 2019, all other directors who served on the Board of Directors in 2019 are independent directors.

All members of our Audit Committee, at all times during which they served on such Committee, are “independent” as required by Nasdaq Rule 5605(c)(2)(A). All members of our Compensation Committee, at all times during which they served on such Committee, are “independent” as required by Nasdaq Rule 5605(d)(2)(A).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young, who performed our audit services for fiscal year 2019, including an examination of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since June 5, 2008. Ernst & Young performed all of its services in 2019 at customary rates and terms. The audit report of Ernst & Young on the consolidated financial statements of the company and subsidiaries as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope.

The following table presents fees for professional audit services rendered by Ernst & Young for the audit of our annual financial statements for 2019 and 2018, and fees billed for other services rendered by Ernst & Young during 2019 and 2018.

Type of Fees	Fees for Fiscal 2019	Fees for Fiscal 2018
Audit Fees (1)	$4,872,457	$3,019,941
Audit-Related Fees (2)	6,000	—
Tax Fees (3)	—	108,379
All Other Fees (4)	4,670	7,029
Total Fees	$4,883,127	$3,135,349

(1)
Audit Fees consist of fees for: professional services rendered for the audit of our consolidated financial statements included in our annual report and the review of our interim financial statements included in our quarterly reports; statutory audits of our subsidiaries; services provided in connection with the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002; and services that are normally provided by Ernst & Young in connection with regulatory filings or engagements. Audit Fees in 2019 also include fees to audit the carve-out financial statements of the Product business.

(2)	Audit-Related Fees consist of due diligence reviews.

(3)	Tax Fees consist of fees for tax compliance and tax advice.

(4)	All Other Fees include fees paid for the Ernst & Young online accounting research tool, and in 2018 include fees paid in connection with a review of our Audience Management Platform’s processes.

All the fees described above were approved by our audit committee.

The audit committee must pre-approve, except as provided below, all audit related services and non-audit services provided by our independent registered public accounting firm. However, until the Board of Directors amended our audit committee charter on February 22, 2018, for de minimus audit related services or permitted non-audit services, the audit committee was permitted to approve such services after the fact if the following conditions were met:

•	the aggregate amount of all such services provided constituted no more than 5% of the total amount of fees paid by us to our accounting firm during the fiscal year in which the services were provided;

•	such services were not recognized by us at the time of engagement as being audit related or non-audit related services; and

•	such services were promptly brought to the attention of the audit committee and approved by the audit committee prior to completion of the annual audit.

The audit committee has determined that all such services rendered by the independent registered public accounting firm are permissible under applicable laws and regulations, and during 2019, were pre-approved by the audit committee in accordance with the audit committee pre-approval policy that is attached as an exhibit to our audit committee charter. A copy of our audit committee charter and the pre-approval policy attached as Exhibit A to our audit committee charter are available in the investor relations section of our website at www.tivo.com.

The audit committee has determined the services provided by Ernst & Young are compatible with maintaining the independence of Ernst & Young.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report under Item 8:

1.    Financial Statements

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the Consolidated Financial Statements and notes thereto in Item 8 above.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form+	Filing Date	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger and Reorganization dated December 18, 2019, by and among, TiVo Corporation, Xperi Corporation, TWOLF Merger Sub Corporation, XRAY Merger Sub Corporation and XRAY-TWOLF HoldCo Corporation	TiVo Corp. 8-K	12/24/2019	2.1
3.01	Amended and Restated Certificate of Incorporation of Titan Technologies Corporation (now known as TiVo Corporation) filed with the Secretary of State of the State of Delaware on September 7, 2016	TiVo Corp. 8-K	9/8/2016	3.1
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock of TiVo Corporation, filed with the Secretary of State of Delaware on December 20, 2019	TiVo Corp. 8-K	12/24/2019	3.1
3.03	Amended and Restated Bylaws of TiVo Corporation	TiVo Corp. 10-Q	5/30/2019	3.1
4.01	Indenture, dated as of September 22, 2014 by and between TiVo Inc. and Wells Fargo Bank, National Association, as trustee	TiVo Solutions 8-K	9/23/2014	4.1
4.02	First Supplemental Indenture, dated as of September 7, 2016 by and among TiVo Solutions Inc., TiVo Corporation and Wells Fargo Bank, National Association, as trustee	TiVo Corp. 8-K	9/8/2016	4.2
4.03	Form of Note representing the TiVo Inc. 2% Convertible Senior Notes due 2021	TiVo Solutions 8-K	9/23/2014	4.2
4.04	Form of Common Stock Certificate	TiVo Corp. 10-Q	11/3/2016	4.08
4.05	Description of Registrant’s Securities				X

4.06	Section 382 Rights Agreement, dated as of December 18, 2019, by and between TiVo Corporation and American Stock Transfer & Trust Company, LLC	TiVo Corp. 8-K	12/24/2019	4.1
10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.1
10.02	Rovi Corporation 2008 Employee Stock Purchase Plan, as amended April 27, 2016**	Rovi Corp. S-8	5/5/2016	99.7
10.03	Rovi Corporation 2000 Equity Incentive Plan**	Macrovision Corp. DEF 14A	3/16/2006	Annex A
10.04	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.04
10.05	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.05
10.06	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for one year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.06
10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for three year vest) pursuant to Rovi 2008 Equity Incentive Plan**	Rovi Corp. 10-K	2/11/2016	10.07
10.08	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to Rovi 2008 Equity Incentive Plan**	TiVo Corp. 10-Q	11/7/2018	10.01
10.09	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents**	TiVo Solutions 10-Q	9/9/2005	10.7
10.10	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (now known as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Corp. S-8	9/9/2016	4.7
10.11	Form of Stock Option Notice and Agreement for TiVo Inc. 2008 Equity Incentive Award Plan (now referred to as the “TiVo Corporation Titan Equity Incentive Award Plan”)**	TiVo Solutions 10-Q	9/9/2008	10.2
10.12	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to TiVo Corporation Titan Equity Incentive Plan**	TiVo Corp. 10-Q	11/7/2018	10.02
10.13	Form of Restricted Stock Unit Notice and Agreement for TiVo Corporation Titan Equity Incentive Award Plan (stock-settled) (Former TiVo Inc. Employee Form)**	TiVo Corp. 10-Q	11/2/2017	10.02
10.14	Form of Restricted Stock Unit Notice and Agreement for TiVo Corporation Titan Equity Incentive Award Plan (stock-settled) (Non-Former TiVo Inc. Employee Form)**	TiVo Corp. 10-Q	11/2/2017	10.03
10.15	Form of Executive Severance and Arbitration Agreement**	TiVo Corp. 10-K	2/27/2018	10.22
10.16	TiVo Corporation Executive Severance Plan**	TiVo Corp. 8-K	7/7/2017	10.1
10.17	Form of Indemnification Agreement entered into by Rovi Corporation and certain of its directors and executive officers**	Rovi Corp. 10-K	3/2/2009	10.15
10.18	Executive Retention Plan Participant Letter for Pamela Sergeeff**	TiVo Corp. 8-K	5/15/2018	10.1

10.19	Form of Executive Retention Plan Participant Letter for Michael Hawkey, Matthew Milne and Arvin Patel**	TiVo Corp. 10-K	2/26/2019	10.21
10.20	Amended Offer Letter to Raghavendra Rau dated December 27, 2018**	TiVo Corp. 8-K	1/2/2019	10.1
10.21	Amended and Restated Executive Severance and Arbitration Agreement with Raghavendra Rau dated December 27, 2018**	TiVo Corp. 8-K	1/2/2019	10.2
10.22	Lease Agreement between TiVo Inc. and ECI Four Gold Street LLC, dated as of August 12, 2016	TiVo Solutions 8-K	8/23/2016	10.1
10.23	Lease between GC Net Lease (San Carlos) Investors, LLC and Rovi Corporation, dated June 26, 2015	Rovi Corp. 10-Q	7/30/2015	10.01
10.24	Offer Letter dated May 24, 2019 between TiVo Corporation and David Shull**	TiVo Corp.	5/30/2019	10.1
10.25	Executive Severance and Arbitration Agreement dated as of May 31, 2019 between TiVo Corporation and David Shull**	TiVo Corp. 10-K	5/30/2019	10.2
10.26	Letter Agreement dated May 24, 2019 between TiVo Corporation and Raghavendra Rau**	TiVo Corp. 10-K	5/30/2019	10.3
10.27	TiVo Corporation 2008 Equity Incentive Plan**	TiVo Corp. 10-Q	3/15/2019	Annex A
10.28	Form of Notice of Restricted Stock Unit / Restricted Stock Unit Agreement for Non-Executives under the TiVo Corporation 2008 Equity Incentive Plan**	TiVo Corp. 10-Q	7/31/2019	10.05
10.29	Form of Notice of Restricted Stock Unit / Restricted Stock Unit Agreement for Executives under the TiVo Corporation 2008 Equity Incentive Plan**	TiVo Corp. 10-Q	7/31/2019	10.06
10.30	Form of Notice of Performance-Based Restricted Stock Unit / Performance-Based Restricted Stock Unit Agreement under the TiVo Corporation 2008 Equity Incentive Plan**	TiVo Corp. 10-Q	7/31/2019	10.07
10.31	Form of Notice of Annual Restricted Stock Award / Restricted Stock Award Agreement for Directors under the TiVo Corporation 2008 Equity Incentive Plan**	TiVo Corp. 10-Q	7/31/2019	10.08
10.32	Form of Notice of Quarterly Restricted Stock Award / Restricted Stock Award Agreement for Directors under the TiVo 2008 Equity Incentive Plan**	TiVo Corp. 10-Q	7/31/2019	10.09
10.33	Executive Severance Plan, as amended**	TiVo Corp. 10-Q	11/7/2019	10.01
10.34	ABL Credit and Guaranty Agreement between TiVo Corporation, as borrower, and certain TiVo Corporation subsidiaries, as guarantors, with the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and Wells Fargo Bank, National Association, as co-collateral agent	TiVo Corp. 8-K	11/26/2019	10.1
10.35	Credit and Guaranty Agreement between TiVo Corporation, as borrower, and certain TiVo Corporation subsidiaries, as guarantors, with the lenders party thereto and HPS Investment Partners, LLC, as administrative agent and collateral agent	TiVo Corp. 8-K	11/26/2019	10.2

10.36	Commitment Letter, dated as of December 18, 2019, by and among TiVo Corporation, Xperi Corporation, Bank of America, N.A., BofA Securities, Inc. and Royal Bank of Canada	TiVo Corp. 8-K	12/24/2019	10.1
10.37	2019 Senior Executive Company Incentive Plan**	TiVo Corp. 8-K	3/15/2019	10.1
10.38	Supplement to Commitment Letter and Fee Letter, dated as of January 3, 2020, by and among TiVo Corporation, Xperi Corporation, Bank of America, N.A., BofA Securities, Inc., Royal Bank of Canada and Barclays Bank PLC	TiVo Corp. 8-K	1/8/2020	10.1
21.01	List of Subsidiaries				X
23.01	Consent of Independent Registered Public Accounting Firm				X
24.01	Power of Attorney (contained on signature page)				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File				***

+	Company Forms include filings by Rovi Corporation, TiVo Solutions Inc. (formerly known as TiVo Inc.) and TiVo Corporation.

*	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

***	Included in Interactive Data File covered by Exhibit 101.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of February 2020.

TIVO CORPORATION

By:	/s/ David Shull
David Shull
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DAVID SHULL and WESLEY GUTIERREZ and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ David Shull	President and Chief Executive Officer and Director	February 18, 2020
David Shull

Principal Financial and Accounting Officer:

/s/ Wesley Gutierrez	Chief Financial Officer	February 18, 2020
Wesley Gutierrez

Additional Directors:

/s/ James E. Meyer	Chairman of the Board of Directors	February 18, 2020
James E. Meyer

/s/ Raghavendra Rau	Vice Chairman of the Board of Directors	February 18, 2020
Raghavendra Rau

/s/ Laura J. Durr	Director	February 18, 2020
Laura J. Durr

/s/ Alan L. Earhart	Director	February 18, 2020
Alan L. Earhart

/s/ Eddy W. Hartenstein	Director	February 18, 2020
Eddy W. Hartenstein

/s/ Dan Moloney	Director	February 18, 2020
Dan Moloney

/s/ Glenn W. Welling	Director	February 18, 2020
Glenn W. Welling

/s/ Loria B. Yeadon	Director	February 18, 2020
Loria B. Yeadon

TIVO CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TiVo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TiVo Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company’s contracts with customers sometimes contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis and revenue is recognized when control of the distinct performance obligation is transferred.
Auditing the Company’s revenue recognition was complex, specifically related to the effort required to test the accounting for contracts with multiple performance obligations. This included the identification and determination of the distinct performance obligations, determination of the transaction price, allocation of the transaction price to the distinct performance obligations, and the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls to identify and determine the distinct performance obligations, the transaction price, the allocation of the transaction price, and the timing of revenue recognition.
To test the revenues recognized for contracts with multiple performance obligations, our audit procedures included, among others, reading a judgmentally selected sample of executed contracts to understand the terms and conditions, evaluating the Company’s identification of the distinct performance obligations, testing the Company’s determination of the transaction price and the allocation to the distinct performance obligations based on relative standalone selling price, and testing the timing of revenue recognition. To test management’s determination of relative standalone selling price for each performance obligation, our audit procedures included, among others, assessing the appropriateness of the methodology applied and testing the reliability and mathematical accuracy of the underlying data and calculations.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was $1.2 billion and represented 50% of total assets. As discussed in Note 1 to the consolidated financial statements, the Company performs an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. As described in Note 6 to the consolidated financial statements, the Company performed quantitative impairment assessments of goodwill as of September 30, 2019 and December 31, 2019, and recorded goodwill impairment charges totaling $354 million during the year ended December 31, 2019.
Auditing management’s goodwill impairment charges was complex and highly judgmental due to the significant estimation required in determining the fair value of its reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital and revenue growth rate, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved our valuation specialists to assist in reviewing the valuation methodology and testing certain significant assumptions. In addition, we reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.
Los Angeles, California
February 18, 2020

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$373,719	$161,955
Short-term marketable securities	51,293	158,956
Accounts receivable, net	158,016	152,866
Inventory	3,197	7,449
Prepaid expenses and other current assets	27,023	30,806
Total current assets	613,248	512,032
Long-term marketable securities	—	73,207
Property and equipment, net	48,264	53,586
Intangible assets, net	415,054	513,770
Goodwill	1,189,825	1,544,343
Right-of-use assets	59,888	—
Other long-term assets	56,293	63,365
Total assets	$2,382,572	$2,760,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$126,249	$104,981
Unearned revenue	50,968	46,072
Current portion of long-term debt	343,035	373,361
Total current liabilities	520,252	524,414
Unearned revenue, less current portion	39,879	54,495
Long-term debt, less current portion	642,504	618,776
Deferred tax liabilities, net	34,231	45,030
Long-term lease liabilities	61,603	—
Other long-term liabilities	10,420	24,647
Total liabilities	1,308,889	1,267,362
Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 129,216 shares issued and 126,666 shares outstanding as of December 31, 2019; and 125,781 shares issued and 123,975 shares outstanding as of December 31, 2018	129	126
Treasury stock, 2,550 shares and 1,806 shares as of December 31, 2019 and December 31, 2018, respectively, at cost	(38,176)	(32,124)
Additional paid-in capital	3,235,996	3,239,395
Accumulated other comprehensive loss	(3,612)	(3,869)
Accumulated deficit	(2,120,654)	(1,710,587)
Total stockholders’ equity	1,073,683	1,492,941
Total liabilities and stockholders’ equity	$2,382,572	$2,760,303

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues, net:
Licensing, services and software	$659,261	$681,130	$784,087
Hardware	8,868	14,735	42,369
Total Revenues, net	668,129	695,865	826,456
Costs and expenses:
Cost of licensing, services and software revenues, excluding depreciation and amortization of intangible assets	156,533	169,149	167,712
Cost of hardware revenues, excluding depreciation and amortization of intangible assets	18,117	19,491	46,699
Research and development	148,422	177,285	194,382
Selling, general and administrative	191,417	181,047	205,024
Depreciation	21,247	21,464	22,144
Amortization of intangible assets	112,727	147,336	166,657
Restructuring and asset impairment charges	7,741	10,061	19,048
Goodwill impairment	354,561	269,000	—
Total costs and expenses	1,010,765	994,833	821,666
Operating (loss) income	(342,636)	(298,968)	4,790
Interest expense	(49,902)	(49,150)	(42,756)
Interest income and other, net	8,526	5,682	2,915
(Loss) gain on interest rate swaps	(4,966)	3,425	1,859
TiVo Acquisition litigation	—	—	(14,006)
Loss on debt extinguishment	(2,152)	—	(108)
Loss on debt modification	—	—	(929)
Loss from continuing operations before income taxes	(391,130)	(339,011)	(48,235)
Income tax expense (benefit)	14,144	14,052	(10,279)
Loss from continuing operations, net of tax	(405,274)	(353,063)	(37,956)
(Loss) Income from discontinued operations, net of tax	(4,793)	3,715	—
Net loss	$(410,067)	$(349,348)	$(37,956)

Basic loss per share:
Continuing operations	$(3.23)	$(2.87)	$(0.32)
Discontinued operations	(0.04)	0.03	—
Basic loss per share	$(3.27)	$(2.84)	$(0.32)
Weighted average shares used in computing basic per share amounts	125,484	123,020	120,355

Diluted loss per share:
Continuing operations	$(3.23)	$(2.87)	$(0.32)
Discontinued operations	(0.04)	0.03	—
Diluted loss per share	$(3.27)	$(2.84)	$(0.32)
Weighted average shares used in computing diluted per share amounts	125,484	123,020	120,355

Dividends declared per share	$0.34	$0.72	$0.72
The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(410,067)	$(349,348)	$(37,956)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(86)	(1,787)	4,462
Unrealized gains (losses) on marketable securities
Change in unrealized gains (losses) on marketable securities	343	440	(151)
Less: Reclassification adjustment on sale	—	216	—
Other comprehensive income (loss), net of tax	257	(1,131)	4,311
Comprehensive loss	$(409,810)	$(350,479)	$(33,645)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	120,526	$121	(465)	$(9,646)	$3,280,905	$(7,049)	$(1,354,695)	$1,909,636
Net loss							(37,956)	(37,956)
Other comprehensive income, net of tax						4,311		4,311
Issuance of common stock on exercise of options	470	—			6,853			6,853
Issuance of common stock under employee stock purchase plan	1,449	1			15,623			15,624
Issuance of restricted stock, net	916	1			1			2
Equity-based compensation					56,463			56,463
Issuance of common stock in connection with TiVo Acquisition	24	—			536			536
Dividends	—	—	—	—	(87,359)		—	(87,359)
Withholding taxes related to net share settlement of restricted awards			(804)	(15,094)				(15,094)
Balance as of December 31, 2017	123,385	$123	(1,269)	$(24,740)	$3,273,022	$(2,738)	$(1,392,651)	$1,853,016
Cumulative effect adjustment							31,412	31,412
Net loss							(349,348)	(349,348)
Other comprehensive loss, net of tax						(1,131)		(1,131)
Issuance of common stock under employee stock purchase plan	1,150	2			12,852			12,854
Issuance of restricted stock, net	1,246	1			—			1
Equity-based compensation					42,328			42,328
Dividends					(88,807)			(88,807)
Withholding taxes related to net share settlement of restricted awards			(537)	(7,384)				(7,384)
Balance as of December 31, 2018	125,781	$126	(1,806)	$(32,124)	$3,239,395	$(3,869)	$(1,710,587)	$1,492,941
Net loss							(410,067)	(410,067)
Other comprehensive income, net of tax						257		257
Issuance of common stock under employee stock purchase plan	1,343	1			10,871			10,872
Issuance of restricted stock, net	2,092	2			—			2
Equity-based compensation					29,299			29,299
Dividends					(42,573)			(42,573)
Equity component related to repurchase of 2020 Convertible Notes					(996)			(996)
Withholding taxes related to net share settlement of restricted awards			(744)	(6,052)				(6,052)
Balance as of December 31, 2019	129,216	$129	(2,550)	$(38,176)	$3,235,996	$(3,612)	$(2,120,654)	$1,073,683

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(410,067)	$(349,348)	$(37,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (Income) from discontinued operations, net of tax	4,793	(3,715)	—
Depreciation	21,247	21,464	22,144
Amortization of intangible assets	112,727	147,336	166,657
Amortization of convertible note discount and note issuance costs	15,231	15,546	14,781
Restructuring and asset impairment charges	7,741	10,061	19,048
Goodwill impairment	354,561	269,000	—
Equity-based compensation	28,705	39,779	52,561
Change in fair value of interest rate swaps	3,290	(6,895)	(10,216)
TiVo Acquisition litigation	—	—	14,006
Loss on debt extinguishment	2,152	—	108
Loss on debt modification	—	—	929
Deferred income taxes	(12,056)	(6,591)	(27,193)
Other operating, net	4,843	1,375	(3,033)
Changes in operating assets and liabilities:
Accounts receivable	(5,820)	51,500	(31,900)
Inventory	1,860	4,132	1,605
Prepaid expenses and other current assets and other long-term assets	4,420	6,000	(52,122)
Right-of-use assets, net of lease liabilities	(1,032)	—	—
Accounts payable and accrued expenses and other long-term liabilities	3,687	(24,834)	(18,948)
Taxes payable	(1,143)	2,163	627
Unearned revenue	(16,806)	(17,901)	20,986
Net cash provided by operating activities - Continuing operations	118,333	159,072	132,084
Net cash used in operating activities - Discontinued operations	(4,912)	(524)	—
Net cash provided by operating activities	113,421	158,548	132,084
Investing activities:
Payments for purchase of short- and long-term marketable securities	(75,194)	(201,242)	(148,591)
Proceeds from sales or maturities of securities	261,041	194,193	173,275
Return of cash paid for TiVo Acquisition	—	—	25,143
Payment to Dissenting Holders in TiVo Acquisition	—	—	(117,030)
Payments for purchase of property and equipment	(17,453)	(23,868)	(37,962)
Payments for acquisition of patents	(6,850)	(1,700)	(2,000)
Other investing, net	—	19	(334)
Net cash provided by (used in) investing activities	161,544	(32,598)	(107,499)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	692,266	—	681,552
Principal payments on long-term debt	(717,875)	(7,000)	(689,500)
Payments for dividends	(42,493)	(88,976)	(87,108)
Payments for contingent consideration and deferred holdback	—	(1,874)	(2,650)
Payments for withholding taxes related to net settlement of restricted awards	(6,052)	(7,384)	(15,094)
Proceeds from employee stock purchase plan and exercise of employee stock options	10,872	12,854	22,481
Net cash used in financing activities	(63,282)	(92,380)	(90,319)
Effect of exchange rate changes on cash and cash equivalents	81	(580)	2,072
Net increase (decrease) in cash and cash equivalents	211,764	32,990	(63,662)
Cash and cash equivalents at beginning of period	161,955	128,965	192,627
Cash and cash equivalents at end of period	$373,719	$161,955	$128,965

The accompanying notes are an integral part of these Consolidated Financial Statements.

TIVO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

On April 28, 2016, Rovi Corporation ("Rovi") and TiVo Inc. (renamed TiVo Solutions Inc. ("TiVo Solutions")) entered into an Agreement and Plan of Merger (the “Merger Agreement”) for Rovi to acquire TiVo Solutions in a cash and stock transaction (the "TiVo Acquisition"). Following consummation of the TiVo Acquisition on September 7, 2016 (the "TiVo Acquisition Date"), TiVo Corporation (the "Company" or "TiVo"), a Delaware corporation founded in April 2016 as Titan Technologies Corporation and then a wholly-owned subsidiary of Rovi, owns both Rovi and TiVo Solutions.

The Company is a global leader in bringing entertainment together, making entertainment content easy to find, watch and enjoy. TiVo provides a broad set of cloud-based services, embedded software solutions and intellectual property that bring entertainment together for the watchers, creators and advertisers. For the creators and advertisers, TiVo's products deliver a passionate group of watchers to increase viewership and engagement across online video, TV and other entertainment viewing platforms. Our products and innovations are protected by broad portfolios of licensable technology patents. These portfolios cover many aspects of content discovery, digital video recorder ("DVR"), VOD and OTT experiences, multi-screen viewing, mobile device video experiences, entertainment personalization, voice interaction, social and interactive applications, data analytics solutions and advertising.

On May 9, 2019, the Company announced that its Board of Directors unanimously approved a plan to separate the Product and Intellectual Property Licensing businesses into separately traded public companies (the “Separation”). The Separation was expected to be completed through a dividend of newly issued shares of the common stock of a Company subsidiary that would hold the Product business (“ProductCo”).

On December 18, 2019, the Company and Xperi Corporation (“Xperi”) entered into an Agreement and Plan of Merger and Reorganization (the “Xperi Merger Agreement”), pursuant to which TiVo and Xperi have agreed, subject to the terms and conditions of the Xperi Merger Agreement, to effect an all-stock, merger of equals strategic combination of their respective businesses (the "Xperi Combination"). The board of directors of each of TiVo and Xperi have approved the Xperi Combination Agreement and the transactions contemplated thereby. The Xperi Combination is subject to certain customary approvals, including the approval of shareholders of TiVo and Xperi, and is expected to be completed by June 30, 2020.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of TiVo Corporation and subsidiaries and affiliates in which the Company has a controlling financial interest after the elimination of intercompany accounts and transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and the results of operations for the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Actual results may differ from those estimates.

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

Foreign Currency Translation

The Company predominately uses the U.S dollar as its functional currency. Certain non-U.S. subsidiaries designate a local currency as their functional currency. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective period. Losses from cumulative translation adjustments, net of tax, of $3.6 million and $3.5 million as of December 31, 2019 and 2018, respectively, are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

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

Cash, Cash Equivalents and Investments

Highly liquid investments with original maturities at the date of acquisition of three months or less are considered cash equivalents. The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions ("EBT") process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than three days are classified as cash and cash equivalents. As of December 31, 2019 and 2018, Cash and cash equivalents includes payments due from banks for these transactions of $0.9 million and $0.9 million, respectively.

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

Unrealized gains and losses, net of applicable taxes, are reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company monitors its marketable securities portfolio for potential impairment. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in fair value is determined to be other-than-temporary (i.e., when the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis), an impairment associated with the credit loss is recorded in Interest income and other, net in the Consolidated Statements of Operations and the remainder, if any, is recorded in Other comprehensive income (loss), net of tax in the Consolidated Statements of Comprehensive Loss.

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

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets and Goodwill are evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate their carrying amount may not be recoverable. The recoverability of goodwill is assessed at the reporting unit level, which is either the operating segment or one level below.

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of an indefinite-lived intangible asset or a reporting unit is less than its carrying amount. If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of an indefinite-lived intangible asset or a reporting unit is less than its carrying amount, then a quantitative impairment test is performed.

In the quantitative impairment test for indefinite-lived intangible assets, fair value is compared to the carrying amount of the indefinite-lived intangible asset. When required to estimate the fair value of an indefinite-lived intangible asset, an income approach, such as a relief-from-royalty technique, is used. Estimating the fair value of an indefinite-lived intangible asset considers the amount and timing of the future cash flows associated with the asset, the expected long-term growth rate, assumed royalty rates, income tax rates and economic and market conditions, as well as risk-adjusted discount rates. If the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is not impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss equal to the difference is recognized.

In the quantitative impairment test for goodwill, the fair value of the reporting unit is compared to its carrying amount. In 2019, the fair value of the Product reporting unit and the Intellectual Property Licensing reporting unit was estimated using an income approach. In 2018, the fair value of the Product reporting unit was estimated by weighting the fair values derived from an income approach and a market approach and the fair value of the Intellectual Property Licensing reporting unit was estimated using an income approach.

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

Lease expense includes amortization of the Right-of-use assets and accretion of the Lease liabilities. Amortization of the Right-of-use assets is calculated as the periodic lease cost less accretion of the lease liability. The amortization period for Right-of-use assets is limited to the expected lease term. For operating leases, lease expense is recognized in the Consolidated Statements of Operations as an operating expense over the lease term on a straight-line basis. For financing leases, amortization of the Right-of-use asset is recognized as an operating expense in the Consolidated Statements of Operations over the lease term separately from accretion of the Lease liability.

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

Contract Modifications

Contracts may be modified due to changes in contract specifications or customer requirements. Contract modifications occur when the change in terms either creates new enforceable rights and obligations or changes existing enforceable rights and obligations. The effect of a contract modification for goods and services that are not distinct in the context of the contract on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Contract modifications that result in goods or services that are distinct from the existing goods or services are accounted for as separate contracts if they are sold at their stand-alone selling price, or otherwise prospectively.

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

TiVo-enabled DVRs and TiVo Service

The Company sells TiVo-enabled DVRs and the related service directly to customers through sales programs via the TiVo.com website and licenses the sale of TiVo-enabled DVRs through a limited number of retailers. For sales through the TiVo.com website, the customer receives a DVR and commits to either a minimum subscription period of one year or for the lifetime of the DVR. Customers who purchase a DVR from TiVo.com have the right to return the DVR within 30 days of purchase for a full refund. For licensed sales of TiVo-enabled DVRs through retailers, the customer commits to either a minimum subscription period of one year or for the lifetime of the DVR. All customers have the right to cancel their subscription to the TiVo service within 30 days of subscription activation for a full refund. After the initial subscription period, all customers have various pricing options when they renew their subscription.

The stand-alone selling price for the TiVo service is established based on stand-alone sales of the service and varies by the length of the service period. The stand-alone selling price of the DVR is determined based on the price for which the Company would sell the DVR without any service commitment from the customer.

The transaction price allocated to the DVR is recognized as revenue on delivery and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenues from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including, but not limited to, customer retention rates, the timing of new product introductions and historical experience. As of December 31, 2019, the Company recognizes revenue for lifetime subscriptions over a 72-month period. The Company periodically reassesses the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from the Company's estimate, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

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

Advertising Costs

Advertising costs are expensed as incurred and are presented within Selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses for the years ended December 31, 2019, 2018 and 2017, were $7.7 million, $7.8 million and $8.8 million, respectively.

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

Equity-Based Compensation

Equity-based compensation costs are estimated based on the grant date fair value of the award. Equity-based compensation cost is recognized for those awards expected to meet the service or performance vesting conditions on a straight-line basis over the requisite service period of the award. Equity-based compensation is estimated based on the aggregate grant for service-based awards and at the individual vesting tranche for awards with performance or market conditions. Forfeiture estimates are based on historical experience.

Recent Accounting Pronouncements

Standards Adopted in 2019

In February 2016, the FASB issued a new accounting standard for leases. The new lease accounting standard generally requires the recognition of operating and financing lease liabilities and corresponding right-of-use assets on the statement of financial position. The Company adopted the provisions of the new lease accounting standard on January 1, 2019 using the modified retrospective transition approach and certain practical expedients as described in Note 9. On adoption, the Company recognized the present value of its existing minimum lease payments as a $66.7 million Right-of-use asset and an $81.9 million Lease liability. The difference between the Right-of-use asset and the Lease liability on adoption primarily arises from previously recorded deferred rent, which was effectively reclassified to the Right-of-use asset on adoption. As a result, there was no impact on Accumulated deficit. Results for periods beginning after December 31, 2018 are presented in accordance with the new lease accounting standard, while prior period amounts were not restated and continue to be reported in accordance with the Company's previous lease accounting policies.

In March 2017, the FASB shortened the amortization period for certain investments in callable debt securities held at a premium to the earliest call date. Application of the shortened amortization period was effective for the Company beginning on January 1, 2019 on a modified retrospective basis. The application of the shortened amortization period did not have an effect on the Company's Consolidated Financial Statements.

In February 2018, the FASB issued guidance on the reclassification of certain income tax effects from accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act of 2017"). Application of the reclassification guidance was effective for the Company beginning on January 1, 2019. On adoption, the Company made an accounting policy election to use the specific identification method to release income tax effects from Accumulated other comprehensive loss. The Company also made an accounting policy election not to reclassify the stranded tax effects of the Tax Act of 2017 from Accumulated other comprehensive loss to Accumulated deficit. The application of the reclassification guidance did not have a material effect on the Company's Consolidated Financial Statements.

Standards Adopted in 2018

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

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The core principle of the amended revenue recognition guidance is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments also require enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In addition, the FASB amended its guidance related to the capitalization and amortization of the incremental costs of obtaining a contract with a customer. The Company adopted the amended revenue and cost recognition guidance on January 1, 2018 using the modified retrospective transition approach. On adoption, the Company recorded a cumulative effect adjustment, net of tax effects, that reduced Accumulated deficit by $27.9 million for the effects of the amended revenue recognition guidance and reduced Accumulated deficit by $1.3 million for the effects of capitalizing incremental costs to obtain contracts with customers. The significant differences giving rise to the cumulative effect adjustments are described in Note 4. Results for periods beginning after December 31, 2017 are presented under the amended revenue and cost recognition guidance, while prior period amounts were not restated and continue to be reported in accordance with the Company's previous revenue and cost recognition policies.

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

In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance also amends the other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments for credit-related losses through an allowance and eliminating the length of time a security has been in an unrealized loss position as a consideration in the determination of whether a credit loss exists. The updated guidance is effective for the Company beginning on January 1, 2020 and is effective using a modified retrospective transition approach for the provisions related to application of the current expected credit loss model to financial instruments and using a prospective transition approach for the provisions related to credit losses on available-for-sale debt securities. Early application is permitted. Adoption of the updated guidance is expected to result in the recognition of an immaterial addition to the allowance for credit losses as an adjustment to Accumulated deficit, primarily related to establishing an allowance for credit losses for contract assets for which revenue has been recognized in excess of the amount billed to the customer.

In December 2019, the FASB issued guidance to simplify the accounting for income taxes by removing certain exceptions to general principles, clarifying requirements and including amendments to improve consistent application of the guidance. The guidance specifically removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, such as discontinued operations or other comprehensive income. The guidance also requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and to account for any other amounts incurred as a non-income based tax. The guidance is effective for the Company beginning on January 1, 2021 using a prospective approach. Early adoption is permitted. The Company is evaluating the effect of application on its Consolidated Financial Statements.

(2) Discontinued Operations

In the year ended December 31, 2019, the Company recognized a Loss from discontinued operations, net of tax, of $4.8 million as a result of executing a settlement agreement during the period associated with a previous business disposal and associated legal defense costs.

In the year ended December 31, 2018, the Company recognized Income from discontinued operations, net of tax, of $3.7 million as a result of the expiration of certain indemnification obligations and the execution of settlement agreements during the period associated with previous business disposals, partially offset by an increase in legal defense costs.

(3) Financial Statement Details

Inventory

Components of Inventory were as follows (in thousands):

	December 31, 2019	December 31, 2018
Raw materials	$133	$864
Finished goods	3,064	6,585
Inventory	$3,197	$7,449

Property and equipment, net

Components of Property and equipment, net were as follows (in thousands):

	December 31, 2019	December 31, 2018
Computer software and equipment	$156,335	$148,935
Leasehold improvements	50,941	47,431
Furniture and fixtures	10,054	9,494
Property and equipment, gross	217,330	205,860
Less: Accumulated depreciation and amortization	(169,066)	(152,274)
Property and equipment, net	$48,264	$53,586

Property and equipment, net by geographic area was as follows (in thousands):

	December 31, 2019	December 31, 2018
United States	$41,125	$44,516
Rest of the world	7,139	9,070
Property and equipment, net	$48,264	$53,586

As of December 31, 2019 and 2018, India accounted for 9% and 13%, respectively, of Property and equipment, net.

Accounts payable and accrued expenses

Components of Accounts payable and accrued expenses were as follows (in thousands):

	December 31, 2019	December 31, 2018
Accounts payable	$11,801	$2,180
Accrued compensation and benefits	44,456	46,466
Other accrued liabilities	69,992	56,335
Accounts payable and accrued expenses	$126,249	$104,981

Interest income and other, net

Components of Interest income and other, net were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest income	$5,939	$5,232	$3,122
Foreign currency loss	(1,128)	(550)	(1,574)
Equity method income (loss)	1,572	996	(451)
Other income, net	2,143	4	1,818
Interest income and other, net	$8,526	$5,682	$2,915

Supplemental cash flow information (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$27,298	$17,906	$17,660
Interest	$33,896	$32,462	$26,567

Significant noncash transactions:
Fair value of shares issued in connection with the TiVo Acquisition	$—	$—	$536
Patents acquired as part of a licensing agreement	$7,086	$16,000	$—

(4) Revenues

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

Revenue Details

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by significant customer, contract-type, geographic area and product offering (presented in Note 14). This information includes revenue recognized from contracts with customers and revenue from other sources, including out-of-license settlements.

Customers representing 10% or more of Total Revenues, net were as follows:

	Year Ended December 31,
	2019	2018	2017
AT&T Inc. ("AT&T")	11%	10%	14%

Substantially all revenue from AT&T is reported in the Intellectual Property Licensing segment.

By segment, the pattern of revenue recognition was as follows (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Product	Intellectual Property Licensing	Total Revenues, net	Product	Intellectual Property Licensing	Total Revenues, net
Goods and services transferred at a point in time	$73,948	$125,194	$199,142	$104,803	$110,679	$215,482
Goods and services transferred over time	277,033	148,249	425,282	295,927	161,230	457,157
Out-of-license settlements	—	43,705	43,705	—	23,226	23,226
Total Revenues, net	$350,981	$317,148	$668,129	$400,730	$295,135	$695,865

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$448,630	$464,364	$616,883
Canada	68,136	39,997	37,680
Rest of the world	151,363	191,504	171,893
Total Revenues, net	$668,129	$695,865	$826,456

Revenue by geographic area is predominately based on the end user's location. Other than the U.S. and Canada, no country accounted for more than 10% of Total Revenues, net for the year ended December 31, 2019. Other than the U.S., no country accounted for more than 10% of Total Revenues, net for the years ended December 31, 2018 and 2017.

Accounts receivable, net

Components of Accounts receivable, net were as follows (in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable, gross	$160,139	$155,708
Less: Allowance for doubtful accounts	(2,123)	(2,842)
Accounts receivable, net	$158,016	$152,866

As of December 31, 2019 and 2018, AT&T represented 19% and 18% of Accounts receivable, net, respectively. Other than AT&T, no customer accounted for more than 10% of Accounts receivable, net as of December 31, 2019 and 2018.

Allowance for Doubtful Accounts

Changes in the Allowance for Doubtful Accounts were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$(2,842)	$(2,575)	$(1,963)
Provision for bad debt	(671)	(579)	1,726
Deductions and write-offs, net	1,390	312	(2,338)
Balance at end of period	$(2,123)	$(2,842)	$(2,575)

Contract Balances

Contract assets primarily consist of revenue recognized in excess of the amount billed to the customer, limited to net realizable value and deferred engineering costs for significant software customization or modification and set-up services to the extent deemed recoverable. Substantially all unbilled amounts are expected to be invoiced to the customer within the next 12 months. Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission. Contract assets were recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable, net	$51,433	$35,115
Prepaid expenses and other current assets	2,600	1,654
Other long-term assets	11,514	8,532
Total contract assets, net	$65,547	$45,301

No impairment losses were recognized with respect to contract assets for the years ended December 31, 2019 and 2018.

Contract liabilities are mainly comprised of unearned revenue related to consumer lifetime subscriptions for the TiVo service, multi-period licensing or cloud-based services and other offerings for which the Company is paid in advance of when control of the promised good or service is transferred to the customer. Unearned revenue also includes amounts related to professional services to be performed in the future. For the year ended December 31, 2019, the Company recognized $44.2 million of revenue that had been included in Unearned revenue as of December 31, 2018.

As of December 31, 2019, approximately $662.7 million of revenue is expected to be recognized from unsatisfied performance obligations that are primarily related to fixed-fee intellectual property and software-as-a-service agreements, which is expected to be recognized as follows: 31% in 2020, 20% in 2021, 15% in 2022, 13% in 2023, 11% in 2024 and 11% thereafter.

(5) Investments and Fair Value Measurements

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the years ended December 31, 2019, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

Recurring Fair Value Measurements

Assets

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category, as well as their classification on the Consolidated Balance Sheets were as follows (in thousands):

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$119,349	$—	$—	$119,349	$119,349	$—	$—
Level 1:
Money market funds	226,111	—	—	226,111	226,111	—	—
Level 1 Subtotal	226,111	—	—	226,111	226,111	—	—
Level 2:
Corporate debt securities	40,522	—	(1)	40,521	16,280	24,241	—
U.S. Treasuries / Agencies	39,009	32	(10)	39,031	11,979	27,052	—
Level 2 Subtotal	79,531	32	(11)	79,552	28,259	51,293	—
Total assets	$424,991	$32	$(11)	$425,012	$373,719	$51,293	$—

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$40,125	$—	$—	$40,125	$40,125	$—	$—
Level 1:
Money market funds	121,830	—	—	121,830	121,830	—	—
Level 1 Subtotal	121,830	—	—	121,830	121,830	—	—
Level 2:
Corporate debt securities	114,159	1	(400)	113,760	—	90,753	23,007
U.S. Treasuries / Agencies	118,497	70	(164)	118,403	—	68,203	50,200
Level 2 Subtotal	232,656	71	(564)	232,163	—	158,956	73,207
Total assets	$394,611	$71	$(564)	$394,118	$161,955	$158,956	$73,207

The fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$7,003	$(1)	$—	$—	$7,003	$(1)
U.S. Treasuries / Agencies	11,979	(1)	16,497	(9)	28,476	(10)
Marketable securities	$18,982	$(2)	$16,497	$(9)	$35,479	$(11)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$52,617	$(170)	$46,991	$(230)	$99,608	$(400)
U.S. Treasuries / Agencies	68,519	(82)	19,160	(82)	87,679	(164)
Marketable securities	$121,136	$(252)	$66,151	$(312)	$187,287	$(564)

As of December 31, 2019 and 2018, Other long-term assets include equity securities accounted for under the equity method with a carrying amount of $3.7 million and $2.2 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $0.4 million and $1.5 million, respectively. During the year ended December 31, 2019, the Company realized a gain from the sale of equity securities without a readily determinable fair value of $2.0 million. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, an impairment loss of $1.2 million was recognized on the Company's equity securities without a readily determinable fair value.

Liabilities

Liabilities reported at fair value in the Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	December 31, 2019	December 31, 2018
	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
Liabilities
Other long-term liabilities
Interest rate swaps	$(6,120)	$(3,012)
Total Liabilities	$(6,120)	$(3,012)

Rollforward of Level 3 Fair Value Measurements

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Year Ended December 31,
	2018		2017
	Auction Rate Securities	Cubiware Contingent Consideration	Auction Rate Securities	Cubiware Contingent Consideration
Balance at beginning of period	$10,584	$(2,234)	$10,368	$(5,273)
Sales	(10,715)	—	—	—
Settlements	—	1,874	—	2,650
Transfers out (a)	—	1,700	—	—
Gain (loss) included in earnings	(85)	(1,340)	—	389
Unrealized loss reclassified on sale	216	—	—	—
Unrealized gains included in other comprehensive income	—	—	216	—
Balance at end of period	$—	$—	$10,584	$(2,234)

(a)	During the year ended December 31, 2018, $1.7 million related to the Cubiware Contingent Consideration was reclassified to a contingent liability that is not measured at fair value.

For the year ended December 31, 2018, the Loss included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $1.1 million loss, respectively, and in Interest expense related to accretion of the liability to future value of $0.2 million. For the year ended December 31, 2017, the Gain included in earnings related to the Cubiware contingent consideration liability is included in Selling, general and administrative expense related to remeasurement of the liability as a $1.0 million gain and in Interest expense related to accretion of the liability to future value of $0.6 million.

Nonrecurring Fair Value Measurements

As part of the goodwill impairment tests performed for the years ended December 31, 2019 and 2018, the Product and Intellectual Property Licensing reporting units were measured at fair value, resulting in Goodwill impairment charges of $354.6 million and $269.0 million, respectively. The unobservable inputs used to estimate the fair value of the Product and Intellectual Property Licensing reporting units include projected revenue growth rates, future operating margins and risk-adjusted discount rates, and, accordingly, these measurements would be classified in Level 3 of the fair value hierarchy. The Goodwill impairment charge and the valuation techniques used to estimate reporting unit fair values are more fully described in Note 1 and Note 6.

In May 2017, TiVo Corporation vacated a portion of a leased facility as part of its ongoing TiVo Integration Restructuring Plan (as described in Note 7) resulting in a $6.7 million loss on the impairment of certain property and equipment, principally leasehold improvements. The fair value of the impaired assets was estimated using a discounted cash flow analysis that incorporated among other items, the timing and amount of expected future cash flows associated with the assets, income tax rates and economic and market conditions, as well as a risk adjusted discount rate. The fair value of the impaired assets would be classified in Level 2 of the fair value hierarchy.

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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued or assumed by the Company were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
2020 Convertible Notes	$292,699	$292,419	$326,640	$316,538
2021 Convertible Notes	48	48	48	48
2019 Term Loan Facility	692,792	736,110	—	—
Term Loan Facility B	—	—	665,449	633,404
Total Long-term debt	$985,539	$1,028,577	$992,137	$949,990

(a)	If reported at fair value in the Consolidated Balance Sheets, debt issued or assumed by the Company would be classified in Level 2 of the fair value hierarchy.

(6) Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

		December 31, 2019
	Weighted-Average Remaining Useful Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	4.1 years	$1,065,506	$(855,934)	$209,572
Existing contracts and customer relationships	12.3 years	402,695	(216,148)	186,547
Content databases and other	4.0 years	57,410	(52,475)	4,935
Trademarks / Tradenames	N/A	8,300	(8,300)	—
Total finite-lived intangible assets		1,533,911	(1,132,857)	401,054
Indefinite-lived intangible assets
TiVo Tradename	N/A	14,000	—	14,000
Total intangible assets		$1,547,911	$(1,132,857)	$415,054

	December 31, 2018
	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Developed technology and patents	$1,051,635	$(765,221)	$286,414
Existing contracts and customer relationships	402,756	(195,752)	207,004
Content databases and other	57,235	(50,883)	6,352
Trademarks / Tradenames	8,300	(8,300)	—
Total finite-lived intangible assets	1,519,926	(1,020,156)	499,770
Indefinite-lived intangible assets
TiVo Tradename	14,000	—	14,000
Total intangible assets	$1,533,926	$(1,020,156)	$513,770

Patent Acquisitions

In the year ended December 31, 2019, the Company acquired patent portfolios for an aggregate cost of $14.0 million. The patent portfolios acquired in 2019 were obtained for $7.1 million as consideration in a licensing agreement and for $6.9 million in cash payments. The Company accounted for the patent portfolios acquired as asset acquisitions and is amortizing the purchase prices over a weighted average period of nine years.

In the year ended December 31, 2018, the Company acquired patent portfolios for an aggregate cost of $17.7 million. The patent portfolios acquired in 2018 were obtained for $16.0 million as consideration in a licensing agreement and for a $1.7 million cash payment. The Company accounted for the patent portfolios acquired as asset acquisitions and is amortizing the purchase price over a weighted average period of ten years.

During the year ended December 31, 2017, the Company acquired a portfolio of patents for $2.0 million in cash. The Company accounted for the patent portfolio acquired as an asset acquisition and is amortizing the purchase price over a weighted average period of five years.

Estimated Amortization of Finite-Lived Intangible Assets

As of December 31, 2019, estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

2020	$112,512
2021	69,744
2022	42,026
2023	24,852
2024	21,851
Thereafter	130,069
Total	$401,054

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Product	Intellectual Property Licensing	Total
December 31, 2017	$521,895	$1,291,332	$1,813,227
Impairment	(269,000)	—	(269,000)
Foreign currency translation	116	—	116
December 31, 2018	$253,011	$1,291,332	$1,544,343
Impairment	(99,828)	(254,733)	(354,561)
Foreign currency translation	43	—	43
December 31, 2019	$153,226	$1,036,599	$1,189,825

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

Following the Company's announcement of the Xperi Combination in December 2019, management concluded sufficient indicators of potential impairment were identified and that it was more-likely-than-not that goodwill was impaired and that a quantitative interim goodwill impairment test should be performed as of December 31, 2019 for the Product and Intellectual Property Licensing reporting units. Although the long-range forecasts for the Product and Intellectual Property Licensing reporting units did not materially change from those used in performing the quantitative interim goodwill impairment test as of September 30, 2019, the fair value decreased. The decrease in fair value was primarily due to the elimination of an assumed control premium from the fair value estimate following execution of the Xperi Merger Agreement. Based on this decline in fair value, a Goodwill impairment charge of $217.1 million was recognized during the three months ended December 31, 2019, of which $20.5 million related to the Product reporting unit and $196.6 million related to the Intellectual Property Licensing reporting unit.

During September 2019, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and quantitative interim goodwill impairment tests should be performed as of September 30, 2019 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant and sustained decline in the trading price of TiVo's common stock, as well as lower-than-previously forecast revenue and profitability levels for the Product reporting unit and downward revisions to this reporting unit's short- and long-term forecasts. The forecast revisions for the Product reporting unit were identified as part of TiVo's 2020 budgeting process and reflect lower expectations for its Platform Solutions products, including changes in both the market and business models internationally. The changes in such expectations related to revenue growth rates, current market trends, business mix, cost structure and other expectations about the anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment tests performed as of September 30, 2019, Goodwill impairment charges of $137.5 million was recognized during the three months ended September 30, 2019, of which $79.3 million related to the Product reporting unit and $58.2 million related to the Intellectual Property Licensing reporting unit. The Goodwill impairment charge for the Intellectual Property Licensing reporting unit resulted from an increase in the discount rate used to estimate fair value due to the decline in the trading price of TiVo's common stock.

During December 2018, sufficient indicators of potential impairment were identified that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of December 31, 2018 for the Product and Intellectual Property Licensing reporting units. Indicators of potential impairment included a significant decline in the trading price of TiVo's common stock during the second half of the fourth quarter of 2018 and current market conditions, as well as lower-than-previously forecast revenue and profitability levels over a sustained period of time and downward revisions to management's short- and long-term forecasts. The forecast revisions were identified as part of TiVo's overall long-term forecasting process, which was substantially completed in December 2018. The revised forecast reflected lower expectations for the Company's Platform Solutions products, including changes in both the market and business models internationally, as well as the decision to eliminate certain analytic products. The changes in such expectations were related to revenue growth rates, current market trends, business mix, cost structure and other expectations about the anticipated short- and long-term operating results. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, a Goodwill impairment charge of $269.0 million was recognized related to the Product reporting unit. As a result of the quantitative interim goodwill impairment test performed as of December 31, 2018, no Goodwill impairment charge was recognized related to the Intellectual Property Licensing reporting unit.
Prior to completing the quantitative interim goodwill impairment test, TiVo tested the recoverability of long-lived assets other than goodwill assigned to the Product and Intellectual Property Licensing reporting units and concluded that such assets were not impaired.

(7) Restructuring and Asset Impairment Charges

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Facility-related costs	$(180)	$340	$4,465
Severance costs	6,576	6,658	4,696
Share-based payments	375	3,039	2,663
Asset impairment	961	24	7,220
Contract termination costs and other	9	—	4
Restructuring and asset impairment charges	$7,741	$10,061	$19,048

Components of accrued restructuring costs were as follows (in thousands):

	December 31, 2019	December 31, 2018
Facility-related costs	$—	$264
Severance costs	2,264	3,996
Accrued restructuring costs	$2,264	$4,260

The Company expects a substantial portion of the accrued restructuring costs to be paid by the end of 2020.

2019 Transformation Plan

In connection with the May 2019 announcement of its plan to separate its Product and Intellectual Property Licensing business, the Company initiated certain activities to transform its business operations in order to execute the Separation (the "2019 Transformation Plan"). As a result of the 2019 Transformation Plan, the Company expects to reduce headcount, move certain positions to lower cost locations, rationalize facilities and legal entities and terminate certain leases and other contracts. Restructuring activities related to the 2019 Transformation Plan for the year ended December 31, 2019 were as follows (in thousands):

	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Severance costs	$—	$1,960	$(1,355)	$—	$(2)	$603
Share-based payments	—	375	—	(375)	—	—
Other	—	8	(8)	—	—	—
Total	$—	$2,343	$(1,363)	$(375)	$(2)	$603

The process of completing the Xperi Combination and the 2019 Transformation Plan has been and is expected to continue to be time-consuming and involve significant costs and expenses. In addition to the restructuring costs associated with the 2019 Transformation Plan, the Company also recorded costs that do not qualify as restructuring expense related to the Separation, Transformation and Xperi Combination of $26.2 million during the year ended December 31, 2019. These costs are primarily Selling, general and administrative costs and consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other one-time transaction-related costs, including investment banking and consulting fees and other incremental costs directly associated with the prior Separation efforts and Xperi Combination.

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

	December 31, 2019
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$(180)	$—	$180	$—	$—
Severance costs	3,857	4,617	(6,916)	—	(36)	1,522
Asset impairment	—	961	—	(961)	—	—
Total	$3,857	$5,398	$(6,916)	$(781)	$(36)	$1,522

	December 31, 2018
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$—	$47	$(47)	$—	$—	$—
Severance costs	—	6,541	(2,668)	—	(16)	3,857
Share-based payments	—	3,039	—	(3,039)	—	—
Asset impairment	—	24	—	(24)	—	—
Total	$—	$9,651	$(2,715)	$(3,063)	$(16)	$3,857

The Profit Improvement Plan was substantially complete as of December 31, 2019.

Previous Restructuring Plans

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

	December 31, 2019
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$110	$—	$(47)	$—	$(63)	$—
Total	$110	$—	$(47)	$—	$(63)	$—

	December 31, 2018
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$111	$280	$(230)	$—	$(51)	$110
Severance costs	448	115	(564)	—	1	—
Total	$559	$395	$(794)	$—	$(50)	$110

	December 31, 2017
	Balance at Beginning of Period	Restructuring Expense	Cash Settlements	Non-Cash Settlements	Other	Balance at End of Period
Facility-related costs	$224	$3,690	$(3,486)	$—	$(317)	$111
Severance costs	3,504	4,850	(7,876)	—	(30)	448
Share-based payments	—	2,663	—	(2,663)	—	—
Asset impairment	—	7,220	—	(7,220)	—	—
Contract termination costs and other	63	4	(67)	—	—	—
Total	$3,791	$18,427	$(11,429)	$(9,883)	$(347)	$559

The TiVo Integration Restructuring Plan was completed as of December 31, 2018.

Legacy Rovi and TiVo Solutions Restructuring Plans

Prior to the TiVo Acquisition, Rovi and TiVo Solutions had each initiated restructuring plans. The Legacy Rovi Restructuring Plan and the Legacy TiVo Solutions Restructuring Plan were completed as of December 31, 2018. Immaterial Restructuring and asset impairment charges were recognized related to these plans for the year ended December 31, 2018. For the year ended December 31, 2017, Restructuring and asset impairment charges of $0.6 million were recognized in the Consolidated Statements of Operations related to these plans. As of December 31, 2019 and 2018, Accrued restructuring costs of $0.1 million and $0.3 million, respectively, are included in the Consolidated Balance Sheets related to the Legacy Rovi Restructuring Plan.

(8) Debt and Interest Rate Swaps

A summary of debt issued by or assumed by the Company was as follows (dollars in thousands):

				December 31, 2019		December 31, 2018
	Stated Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$295,000	$292,699	$345,000	$326,640
2021 Convertible Notes	2.000%	September 22, 2014	October 1, 2021	48	48	48	48
2019 Term Loan Facility	Variable	November 22, 2019	November 22, 2024	715,000	692,792	—	—
Term Loan Facility B	Variable	July 2, 2014	NA	—	—	668,500	665,449
Total Long-term debt				$1,010,048	985,539	$1,013,548	992,137
Less: Current portion of long-term debt					343,035		373,361
Long-term debt, less current portion					$642,504		$618,776

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

In June 2019, the Company repurchased $50.0 million of outstanding principal of the 2020 Convertible Notes for $49.4 million. The Company allocated $48.4 million of the repurchase price to the liability component and the remaining $1.0 million to the equity component of the 2020 Convertible Notes. The Company accounted for the repurchase as a partial debt extinguishment and recognized a Loss on debt extinguishment of $0.1 million during the three months ended June 30, 2019 from writing off unamortized debt discount and issuance costs related to the repurchase.

The 2020 Convertible Notes were convertible at an initial conversion rate of 34.5968 shares of TiVo Corporation common stock per $1,000 of principal of notes, which was equivalent to an initial conversion price of $28.9044 per share of TiVo Corporation common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2015 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2019, the 2020 Convertible Notes are convertible at a conversion rate of 39.7348 shares of TiVo Corporation common stock per $1,000 principal of notes, which is equivalent to a conversion price of $25.1668 per share of TiVo Corporation common stock.

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

Related to the 2020 Convertible Notes, the Consolidated Balance Sheets included the following (in thousands):

	December 31, 2019	December 31, 2018
Liability component
Principal outstanding	$295,000	$345,000
Less: Unamortized debt discount	(2,031)	(16,253)
Less: Unamortized debt issuance costs	(270)	(2,107)
Carrying amount	$292,699	$326,640

Equity component	$62,858	$63,854

Components of interest expense related to the 2020 Convertible Notes included in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stated interest	$1,594	$1,725	$1,725
Amortization of debt discount	12,809	13,246	12,645
Amortization of debt issuance costs	1,652	1,628	1,475
Total interest expense	$16,055	$16,599	$15,845

Purchased Call Options and Sold Warrants related to the 2020 Convertible Notes

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi purchased call options with respect to its common stock. The call options gave TiVo Corporation the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation's common stock at an exercise price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by TiVo Corporation on conversion of the 2020 Convertible Notes. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of December 31, 2019, the call options give TiVo Corporation the right, but not the obligation, to purchase up to 11.7 million shares of TiVo

Corporation's common stock at an exercise price of $25.1668 per share. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes in 2015, Rovi sold warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of TiVo Corporation common stock at an exercise price of $40.1450 per share. The exercise price is subject to adjustment, including as a result of dividends paid by TiVo Corporation. As of December 31, 2019, 13.0 million warrants were outstanding with an exercise price of $34.9541 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at TiVo Corporation's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

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

The 2021 Convertible Notes were convertible at an initial conversion rate of 56.1073 shares of TiVo Solutions common stock per $1,000 principal of notes, which was equivalent to an initial conversion price of $17.8230 per share of TiVo Solutions common stock. The conversion rate and conversion price are subject to adjustment pursuant to the 2014 Indenture, including as a result of dividends paid by TiVo Corporation. As of December 31, 2019, the 2021 Convertible Notes are convertible at a conversion rate of 24.8196 shares of TiVo Corporation common stock per $1,000 principal of notes and $154.30 per $1,000 principal of notes, which is equivalent to a conversion price of $34.0738 per share of TiVo Corporation common stock.

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

2019 Term Loan Facility and Revolving Loan Credit Agreement

On November 22, 2019, the Company, as borrower, and certain of the Company’s subsidiaries, as guarantors (together with the Company, collectively, the “Loan Parties”), entered into (i) a Credit and Guaranty Agreement (the “2019 Term Loan Facility”), with the lenders party thereto and HPS Investment Partners, LLC, as administrative agent and collateral agent and (ii) an ABL Credit and Guaranty Agreement (the “Revolving Loan Credit Agreement” and, together with the 2019 Term Loan Facility, the “2019 Credit Agreements”), with the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and Wells Fargo Bank, National Association, as co-collateral agent.

Under the 2019 Term Loan Facility, the Company borrowed $715.0 million, which matures on November 22, 2024. Loans under the 2019 Term Loan Facility bear interest, at the Company's option, at an interest rate equal to either (a) the London Interbank Offered Rate ("LIBOR"), plus (i) if TiVo’s Total Leverage Ratio (as defined in the 2019 Term Loan Facility) is greater than or equal to 3.50:1.00, 5.75%, (ii) if TiVo’s Total Leverage Ratio is greater than or equal to 3.00:1.00 but less than 3.50:100, 5.50%, or (iii) if TiVo’s Total Leverage Ratio is less than 3.00:1.00, 5.25%, in each case, subject to a 1.00% LIBOR floor or (b) the Base Rate (as defined in the 2019 Term Loan Facility), (i) if TiVo’s Total Leverage Ratio is greater than or equal to 3.50:1.00, 4.75%, (ii) if TiVo’s Total Leverage Ratio is greater than or equal to 3.00:1.00 but less than 3.50:100, 4.50%, or (iii) if TiVo’s Total Leverage Ratio is less than 3.00:1.00, 4.25%, in each case, subject to a 2.00% Base Rate floor.

TiVo may voluntarily prepay the 2019 Term Loan Facility at any time subject to (i) a 3.00% prepayment premium if the loans are prepaid on or prior to November 22, 2020 and (ii) a 2.00% prepayment premium if the loans are prepaid on or prior to November 22, 2021. TiVo is required to make mandatory prepayments with (i) net cash proceeds from certain asset sales, (ii) net insurance or condemnation proceeds, (iii) net cash proceeds from issuances of debt (other than permitted debt),

(iv) beginning with the fiscal year ending December 31, 2020, 50% of TiVo’s Consolidated Excess Cash Flow (as defined in the 2019 Term Loan Facility), (v) extraordinary receipts and (vi) certain net litigation proceeds, in each case, subject to certain exceptions. In the event the Xperi Combination is completed on or prior to November 22, 2020, TiVo would be required to repay the then-outstanding principal of the 2019 Term Loan Facility at par plus a 3.00% prepayment premium.

On March 31, 2020, TiVo will be required to make a payment equal to 0.25% of the original principal amount of the 2019 Term Loan Facility. Thereafter, quarterly installments in an amount equal to 2.50% of the original principal amount of the 2019 Term Loan Facility are due, with any remaining balance payable on the final maturity date of the 2019 Term Loan Facility.

The Company also entered into a $60.0 million Revolving Loan Credit Facility as part of the 2019 Credit Agreements, which expires on March 31, 2021. Availability of the Revolving Loan Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Loan Parties’ accounts receivable as reduced by certain reserves, if any. There were no amounts outstanding under the Revolving Loan Credit Agreement at any time during the year ended December 31, 2019. Loans under the Revolving Loan Credit Facility bear interest, at TiVo’s option, at a rate equal to either (a) LIBOR, plus (i) if the average daily Specified Excess Availability (as defined in the Revolving Loan Credit Agreement) is greater than 66.67%, 1.50%, (ii) if the average daily Specified Excess Availability is greater than 33.33% but less than or equal to 66.66%, 1.75%, or (iii) if the average daily Specified Excess Availability is less than or equal to 33.33%, 2.00%, in each case, subject to a 0.00% LIBOR floor or (b) the Base Rate (as defined in the Revolving Loan Credit Agreement), (i) if the average daily Specified Excess Availability is greater than 66.67%, 0.50%, (ii) if the average daily Specified Excess Availability is greater than 33.33% but less than or equal to 66.66%, 0.75%, or (iii) if the average daily Specified Excess Availability is less than or equal to 33.33%, 1.00%, in each case, subject to a 1.00% Base Rate floor.

Revolving loans may be borrowed, repaid and re-borrowed until March 31, 2021, when all outstanding amounts must be repaid.

The 2019 Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The 2019 Credit Agreements are secured by substantially all of the Company's assets.

Senior Secured Credit Facility

On July 2, 2014, Rovi Corporation, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). After the completion of the TiVo Acquisition, TiVo Corporation became a guarantor under the Credit Agreement. The Credit Agreement provided for a (i) five-year $125.0 million term loan A facility (“Term Loan Facility A”), (ii) seven-year $700.0 million term loan B facility (“Term Loan Facility B” and together with Term Loan Facility A, the “Term Loan Facility”) and (iii) five-year $175.0 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). In September 2015, Rovi made a voluntary principal prepayment to extinguish Term Loan Facility A and elected to terminate the Revolving Facility. In November 2019, in conjunction with entering into the 2019 Term Loan Facility, the outstanding principal balance of $621.9 million of Term Loan Facility B was repaid in full.

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

On January 26, 2017, TiVo Corporation, as parent guarantor, two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of TiVo Corporation’s other subsidiaries, as subsidiary guarantors, entered into Refinancing Agreement No. 1 with respect to Term Loan Facility B. The $682.5 million in proceeds from Refinancing Agreement No. 1 was used to repay existing loans under Term Loan Facility B in full. The borrowing terms for Refinancing Agreement No. 1 were substantially similar to the borrowing terms of Term Loan Facility B. However, loans under Refinancing Agreement No. 1 bore interest, at the borrower's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.50% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.50% per annum. Refinancing Agreement No. 1 was part of the Senior Secured Credit Facility.

The Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Credit Agreement was secured by substantially all of the Company's assets.

The November 2019 repayment of the remaining outstanding principal balance Term Loan Facility B of $621.9 million was accounted for as a debt extinguishment. In addition, annually, the Company was required to make an additional principal payment on Term Loan Facility B, which was calculated as a percentage of the prior year's "Excess Cash Flow" as defined in the Credit Agreement. In February 2019, the Company made an Excess Cash Flow payment of $46.6 million, which eliminated the remaining quarterly principal payments required by Term Loan Facility B. The Company accounted for the Excess Cash Flow payment in February 2019 as a partial debt extinguishment. During the year ended December 31, 2019, the Company recognized a Loss on debt extinguishment of $2.1 million from writing off unamortized debt discount and issuance costs related to the Excess Cash Flow payment and the final extinguishment of Term Loan Facility B.

Financing for the Xperi Combination

In connection with the execution of the Xperi Merger Agreement, TiVo and Xperi obtained a debt commitment letter (the “Commitment Letter”), dated December 18, 2019, with Bank of America, N.A. (“Bank of America”), BofA Securities, Inc. and Royal Bank of Canada (“Royal Bank”), pursuant to which, Bank of America and Royal Bank have committed to provide a senior secured first lien term loan B facility in an aggregate principal amount of $1,100 million (the “Debt Financing”). On January 3, 2020, TiVo, Xperi, Bank of America, Royal Bank and Barclays Bank PLC (“Barclays”) entered into a supplement to the Commitment Letter to add Barclays as an additional initial lender and an additional joint lead arranger and joint bookrunner and to reallocate a portion of the debt commitments of Bank of America and Royal Bank under the Commitment Letter to Barclays. The proceeds from the Debt Financing may be used (i) to pay fees and expenses incurred in connection with the Merger and the related transactions, (ii) to finance the refinancing of certain existing indebtedness of TiVo and Xperi, and (iii) to the extent of any remaining amounts, for working capital and other general corporate purposes.

Expected Principal Payments

As of December 31, 2019, aggregate expected principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

2020	$350,413
2021	71,548
2022	71,500
2023	71,500
2024	445,087
Total	$1,010,048

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into an interest rate swap or may terminate a previously executed interest rate swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Consolidated Balance Sheets at fair value with changes in fair value recorded as (Loss) gain on interest rate swaps in the Consolidated Statements of Operations. Amounts are presented in the Consolidated Balance Sheets after considering the right of offset based on its master netting agreements. During the years ended December 31, 2019, 2018 and 2017, the Company recorded a loss of $5.0 million and gains of $3.4 million and $1.9 million, respectively, from adjusting its interest rate swaps to fair value.

Details of the Company's interest rate swaps as of December 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	December 31, 2019	December 31, 2018	Interest Rate Paid	Interest Rate Received
June 2013	January 2016	March 2019	$—	$250,000	2.23%	One-month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One-month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One-month USD-LIBOR

(9) Leases

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

Lease Details

The Company has operating leases for corporate offices, data centers and certain equipment. As of December 31, 2019, the Company's leases have remaining lease terms of 6 months to 10 years and the Company has an option to terminate certain leases within the next 7 years. Additionally, certain leases include options to extend the lease term for up to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain real estate to third parties. The sublease portfolio consists of operating leases for previously exited office space. Certain subleases include variable payments for operating costs. The subleases are generally co-terminus with the head lease, or shorter. Subleases do not include any residual value guarantees or restrictions or covenants imposed by the leases. Income from subleases is recognized as a reduction to Selling, general and administrative expenses.

The components of operating lease costs were as follows (in thousands):

Classification	Year Ended December 31, 2019
Fixed lease cost	$17,601
Variable lease cost	5,031
Short-term lease cost	426
Less: Sublease income	(9,317)
Total operating lease cost	$13,741

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Operating cash flows:
Cash paid for amounts included in the measurement of operating Lease liabilities	$19,328
Non-cash activity:
Right-of-use assets obtained in exchange for operating Lease liabilities	$8,519
Derecognition of Right-of-use assets upon early termination of lease	$(2,373)
Impairment of Right-of-use assets	$(591)

Supplemental balance sheet information related to operating leases was as follows (in thousands, except weighted average lease term and discount rate):

December 31, 2019
Right-of-use assets	$59,888

Lease liabilities - current	$13,009
Lease liabilities - non current	61,603
Total Lease liabilities	$74,612

Weighted average remaining lease term	6.0 years
Weighted average discount rate	6.6%

Expected Lease Payments

As of December 31, 2019, aggregate expected lease payments were as follows (in thousands):

	Operating Lease Liabilities	Sublease Income	Net Operating Lease Payments
2020	$17,657	$(5,823)	$11,834
2021	16,406	(5,738)	10,668
2022	13,681	(5,909)	7,772
2023	11,681	(6,081)	5,600
2024	11,995	(6,256)	5,739
Thereafter	20,109	(7,214)	12,895
Total lease payments	91,529	(37,021)	54,508
Less: imputed interest	(16,917)	—	(16,917)
Total	$74,612	$(37,021)	$37,591

(10) Contingencies

Guaranteed Minimum Purchase Obligation

On December 31, 2019, the Company entered into a contract requiring the Company to generate a minimum number of Qualified Referred Subscribers (as defined in the contract) over a 30 month period. In the event that the aggregate number of Qualified Referred Subscribers generated by the Company within the specified time period is less than the minimum guaranteed subscribers, the Company is required to pay an amount equal to the shortfall between the number of Qualified Referred Subscribers generated by the Company and the required minimum multiplied by a per Qualified Referred Subscribers fee, up to a maximum of $5.0 million. As of December 31, 2019, no amounts were accrued in the Consolidated Balance Sheets related to this contract as the Company believes is will be able to satisfy the contractual minimum within the 30 month period.

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

In July 2018, Dell Technologies Inc. filed a complaint against the Company and certain of its subsidiaries in Texas state court, alleging breach of contract and other causes of action. The claim was related to Dell’s past relationship with the Company’s Sonic Solutions subsidiary dating back to 2001 whereby Dell and Sonic had an agreement related to one of Sonic’s product lines (the Company acquired Sonic in 2011 and divested the product line at issue in 2012). In 2011, Dell sought indemnity from Sonic Solutions for a third-party claim of patent infringement, which was rejected. Dell subsequently resolved the underlying claim with the third-party. In response to the July 2018 complaint, the Company filed its defenses to Dell’s claims and the state court had set a trial date for September 2020. Dell and the Company had been in discussions regarding Dell’s claim throughout the discovery period and in December 2019, the parties agreed to settle all claims for a $4.0 million payment from the Company and the case was dismissed. The settlement loss and cash payment are included as part of discontinued operations during the year ended December 31, 2019.

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

On January 27, 2017, UBS Securities LLC ("UBS") filed a complaint against TiVo Solutions in the Supreme Court of the State of New York, County of New York alleging TiVo Solutions breached its contractual obligations to UBS under a September 14, 2010 letter agreement (the "Letter Agreement") whereby TiVo Solutions retained UBS as its financial advisor. In the complaint, UBS alleged that TiVo Solutions never terminated its Letter Agreement with UBS and, as a result, TiVo Solutions breached its obligations to UBS by (i) not paying UBS's annual retainer fee of $0.3 million for an unspecified number of years, but totaling an amount of $1.4 million, including unpaid retainer fees and out-of-pocket expenses, and (ii) not considering or retaining UBS as TiVo Solutions' financial advisor in connection with its merger with Rovi, for which UBS alleged TiVo Solutions owed it a fee of $14.5 million (the amount TiVo Solutions paid its financial advisor for the merger). The Company and UBS settled this matter in May 2017 for $0.7 million, to be paid in a combination of a current cash payment and potential future service fees.

On November 15, 2016, Driehaus Appraisal Litigation Fund, L.P., Driehaus Companies Profit Sharing Plan and Trust, and Richard H. Driehaus IRA (the “Driehaus Entities”) filed a petition for appraisal pursuant to Section 262 of the Delaware General Corporation Law ("Section 262") in the Court of Chancery of the State of Delaware covering a total of 1.9 million shares of common stock of TiVo Solutions in connection with the TiVo Acquisition. Additionally, on November 15, 2016, Fir Tree Value Master Fund L.P. and Fir Tree Capital Opportunity Master Fund L.P. (the “Fir Tree Entities” and together with the Driehaus Entities, the “Dissenting Holders”) filed a petition for appraisal pursuant to Section 262 in the Court of Chancery of the State of Delaware covering a total of 7.2 million shares of common stock of TiVo Solutions in connection with the TiVo Acquisition. On January 11, 2017, the Court of Chancery consolidated the two petitions into a consolidated action entitled In re Appraisal of TiVo, Inc., C.A. No. 12909-CB (Del. Ch.). The Dissenting Holders were also seeking the payment of their costs and attorneys’ fees. On March 27, 2017, TiVo Corporation executed a settlement agreement with the Dissenting Holders to settle their claims for $117.0 million, which was paid in cash in April 2017. In connection with the settlement, in March 2017, the exchange agent in the TiVo Acquisition returned $25.1 million in cash related to the Dissenting Holders to TiVo Corporation. As the amount paid to Dissenting Holders resulted from a settlement other than a judgment from the Delaware Court of Chancery, a TiVo Acquisition litigation loss of $12.9 million was recognized in the Consolidated Statements of Operations for the year ended December 31, 2017.

The Company believes it has recorded adequate provisions for any such lawsuits, claims and proceedings and, as of December 31, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

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

The number of shares used to calculate Basic and Diluted EPS were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average shares used in computing basic per share amounts	125,484	123,020	120,355
Dilutive effect of equity-based compensation awards	—	—	—
Weighted average shares used in computing diluted per share amounts	125,484	123,020	120,355

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Restricted awards	5,377	4,696	4,567
Stock options	800	2,027	2,850
2020 Convertible Notes (a)	12,589	13,162	12,429
2021 Convertible Notes (a)	1	1	1
Warrants related to 2020 Convertible Notes (a)	12,933	12,486	12,232
Weighted average potential shares excluded from the calculation of Diluted EPS	31,700	32,372	32,079

(a)	See Note 8 for additional details.

For the years ended December 31, 2019, 2018 and 2017, 0.8 million, 0.7 million and 0.4 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the dilutive effect of additional shares of common stock that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $25.1668 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $8.48 per share on December 31, 2019, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

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

Share Repurchase Program

On February 14, 2017, TiVo Corporation's Board of Directors approved an increase to the share repurchase program authorization to $150.0 million. The February 2017 authorization includes amounts which were outstanding under previously authorized share repurchase programs. During the years ended December 31, 2019, 2018 and 2017, no shares were repurchased under the share repurchase program. As of December 31, 2019, the Company had $150.0 million of share repurchase authorization remaining.

The Company issues restricted stock and restricted stock units (collectively, "restricted awards") as part of the equity-based compensation plans described in Note 12. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the years ended December 31, 2019, 2018 and 2017, the Company withheld 0.7 million, 0.5 million and 0.8 million shares of common stock to satisfy $6.1 million, $7.4 million and $15.1 million of required withholding taxes, respectively.

Dividends

For the years ended December 31, 2019, 2018 and 2017, the Company declared and paid dividends of $0.34, $0.72 and $0.72 per share, respectively, for aggregate cash payments of $42.5 million, $89.0 million and $87.1 million, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company's financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant. In addition, the agreements governing the Company's debt and the Xperi Merger Agreement restrict the payment of dividends.

Section 382 Transfer Restrictions

On December 18, 2019 (the “Rights Dividend Declaration Date”), upon entering into an Agreement and Plan of Merger and Reorganization with Xperi Corporation, the Board of Directors of the Company adopted a Section 382 rights plan (the “Section 382 Rights Plan”), and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on January 6, 2020. The Board of Directors adopted the Section 382 Rights Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards (“NOLs”). If the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s ability to fully utilize the NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits. The Section 382 Rights Plan is intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 4.95% or more of the Company’s outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Board of Directors. Stockholders who beneficially own 4.95% or more of the Company’s outstanding common stock as of the Rights Dividend Declaration Date will not be deemed to be an Acquiring Person, but such person will be deemed an Acquiring Person if such person (together with all affiliates and associates of such person) becomes the beneficial owner of securities representing a percentage of the Company’s common stock that exceeds by 0.5% or more than the lowest percentage of beneficial ownership of the Company’s common stock that such person had at any time since the Rights Dividend Declaration Date. The description and terms of the rights are set forth in a Section 382 Rights Agreement, dated as of December 18, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

On the Rights Dividend Declaration Date, the Board of Directors authorized the issuance of one right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of December 18, 2019. Subject to the terms, provisions and conditions of the Section 382 Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.001 per share, for a purchase price of $35 per Right. If issued, each fractional share of Series A Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of TiVo, including any dividend, voting or liquidation rights.

(12) Equity-based Compensation

Restricted Awards and Stock Options

The Company grants equity-based compensation awards from the Rovi 2008 Equity Incentive Plan (the “Rovi 2008 Plan”). The Rovi 2008 Plan permits the grant of restricted awards, stock options and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards are generally subject to a four-year graded vesting period. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. As of December 31, 2019, the Company had 36.5 million shares of common stock reserved and 11.5 million shares of common stock available for issuance under the Rovi 2008 Plan.

On September 7, 2016, the Company assumed the TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (the “TiVo 2008 Plan”). The Company amended and restated the TiVo 2008 Plan effective as of the closing of the TiVo Acquisition to be the TiVo Corporation Titan Equity Incentive Award Plan for purposes of awards granted following the TiVo Acquisition Date. Restricted stock is considered outstanding at the time of grant as holders are entitled to voting rights. Restricted awards assumed from the TiVo 2008 Plan are generally subject to a three-year vesting period, with semiannual vesting. Restricted awards issued by the Company from the TiVo 2008 Plan are generally subject to a four-year graded vesting period. Stock options assumed from the TiVo 2008 Plan generally have a four-year vesting period with one quarter of the grant vesting on the first anniversary of the grant followed by monthly vesting thereafter. Stock options assumed from the TiVo 2008 Plan generally have a contractual term of seven years. As of December 31, 2019, there were 3.9 million shares of common stock reserved for future issuance as outstanding awards vest under the TiVo 2008 Plan. The TiVo 2008 Plan expired in August 2018, and no further shares of common stock are available for future grant.

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

In June 2019, the Company granted 0.6 million performance-based restricted stock units to certain of its senior officers with vesting conditioned on completion of a change-in-control event as defined in the grant agreement, as well as a service condition. For these awards, the fair value per award is estimated as the price of the Company's common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period. However, no compensation expense is recognized for these awards until the change-in-control event occurs, at which time the grant date fair value of $3.8 million, adjusted for any forfeitures, would be recognized as compensation expense.

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four-month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period. As of December 31, 2019, the Company had 3.3 million shares of common stock reserved and 3.3 million shares available for issuance under the ESPP.

Valuation Techniques and Assumptions

As the Company's restricted awards are generally not eligible for dividend protection, the fair value of restricted awards subject to service conditions is estimated as the price of the Company's common stock at the close of trading on the date of grant, less the present value of dividends expected to be paid during the vesting period. Where a restricted stock award requires a post-vesting restriction on sale, the grant date fair value is adjusted to reflect a liquidity discount based on the expected post-vesting holding period.

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

Weighted-average assumptions used to estimate the fair value of equity-based compensation awards granted during the period were as follows:

	Year Ended December 31,
	2019	2018	2017
Restricted stock units subject to market conditions:
Expected volatility	40.7%	39.2%	50.1%
Expected term	2.5 years	2.5 years	3.0 years
Risk-free interest rate	1.8%	2.6%	1.9%
Expected dividend yield	4.4%	5.5%	4%
ESPP shares:
Expected volatility	49.2%	43.3%	42.0%
Expected term	1.3 years	1.3 years	1.3 years
Risk-free interest rate	2.1%	2.2%	1.1%
Expected dividend yield	5.1%	5.6%	2.4%

The number of awards expected to vest during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered for awards subject to service or performance vesting conditions. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to vest during the requisite service period is recognized on a cumulative catch-up basis in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value
Restricted awards	$6.73	$11.63	$15.18
ESPP shares	$3.62	$3.99	$5.70
Equity-based compensation
Pre-tax equity-based compensation, excluding amounts included in restructuring expense	$28,705	$39,779	$52,561
Pre-tax equity-based compensation, included in restructuring expense	$375	$3,039	$2,663

As of December 31, 2019, there was $50.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.6 years. The unrecognized compensation cost, net of estimated forfeitures, excludes $3.8 million of unrecognized compensation cost related to performance-based restricted stock units with vesting conditioned on completion of a change-in-control event.

Equity-Based Compensation Award Activity

Activity related to the Company's restricted awards for the year ended December 31, 2019 was as follows:

	Restricted Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of beginning of period	5,350	$14.26
Granted	4,591	$6.73
Vested	(2,063)	$14.29
Forfeited	(1,346)	$12.18
Outstanding as of end of period	6,532	$9.39

As of December 31, 2019, unvested restricted awards include 1.1 million performance-based restricted stock units.

The aggregate fair value of restricted awards vested during the years ended December 31, 2019, 2018 and 2017 was $16.8 million, $23.5 million and $48.6 million, respectively.

Activity related to the Company's stock options for the year ended December 31, 2019 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding as of beginning of period	1,702	$24.56
Forfeited and expired	(1,182)	$25.03
Outstanding as of end of period	520	$23.49	1.3 years	$—
Vested and expected to vest as of December 31, 2019	520	$22.49	1.3 years	$—
Exercisable as of December 31, 2019	517	$23.50	1.3 years	$—

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

The aggregate intrinsic value of stock options exercised is the difference between the market price of the Company's common stock at the time of exercise and the exercise price of the stock option, multiplied by the number of stock options exercised. No stock options were exercised during the years ended December 31, 2019 and 2018. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2017 was $2.1 million.

(13) Income Taxes

Deferred Tax Assets and Liabilities

 Significant deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
U.S. federal and state net operating losses and credits	$424,515	$414,994
Accrued liabilities	19,759	21,906
Deferred revenue	24,241	27,210
Equity-based compensation	2,802	5,384
Capital and other losses	5,407	14,477
Other	7,655	9,773
Gross deferred tax assets	484,379	493,744
Valuation allowance	(409,124)	(387,643)
Net deferred tax assets	75,255	106,101
Deferred tax liabilities:
Intangible assets	(105,348)	(148,207)
Other	(1,842)	(1,309)
Gross deferred tax liabilities	(107,190)	(149,516)
Net deferred tax liabilities	$(31,935)	$(43,415)

Deferred tax assets and liabilities are presented in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2019	December 31, 2018
Other long-term assets	$2,296	$1,615
Deferred tax liabilities, net	(34,231)	(45,030)
Net deferred tax liabilities	$(31,935)	$(43,415)

As of December 31, 2019, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carryforward Amount	Years of Expiration
Federal	$952,627	2020 - 2035
State	$1,073,262	2020 - 2039

Utilization of federal and state net operating losses and credit carryforwards may be subject to limitations to due future ownership changes.

As of December 31, 2019, the Company had the following credits available to reduce future income tax expense as follows (in thousands):

	Carryforward Amount	Years of Expiration
Federal research and development credits	$65,761	2023 - 2039
State research and development credits	$69,199	Indefinite
Foreign tax credits	$101,417	2020 - 2029

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

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$(387,643)	$(390,161)	$(428,778)
Additions	(21,481)	(12,356)	(66,578)
Deductions resulting from TiVo Acquisition	—	—	195
Deductions resulting from Tax Act of 2017	—	14,874	105,000
Balance at end of period	$(409,124)	$(387,643)	$(390,161)

During the year ended December 31, 2017, the Company recorded an income tax benefit of $105.0 million due to a change in the deferred tax valuation allowance resulting from a reduction in the U.S. federal tax rate.

Unrecognized Tax Benefits

Unrecognized tax benefits and changes in unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$85,480	$73,080	$83,055
Increases:
Assumed in acquisition	—	—	365
Tax positions related to the current year	1,993	—	6,263
Tax positions related to prior years	158	81	2,091
Tax Act of 2017	—	14,938	—
Decreases:
Tax positions related to prior years	(8,312)	(1,724)	(2,232)
Tax Act of 2017	—	—	(15,282)
Audit settlements	(409)	—	—
Statute of limitations lapses	(698)	(893)	(1,242)
Foreign currency	(1)	(2)	62
Balance at end of period	$78,211	$85,480	$73,080

The amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, was $3.0 million and $4.5 million as of December 31, 2019 and 2018, respectively.

The Company recorded a benefit of $0.4 million, $0.1 million and $0.1 million for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, respectively. Accrued interest and penalties related to unrecognized tax benefits were $0.3 million and $0.7 million at December 31, 2019 and 2018.

In the normal course of business, the Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions and therefore is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examination prior to 2012. Based on the status of U.S. federal, state, and foreign tax audits, the Company does not believe it is reasonably possible that a significant change in unrecognized tax benefits will occur in the next twelve months.

The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from U.S. federal, state and foreign income tax audits. The Company regularly assesses the potential outcomes of these audits in order to determine the appropriateness of its tax positions. Adjustments to accruals for unrecognized tax benefits are made to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular income tax audit. However, income tax audits are inherently unpredictable, and there can be no assurance the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously recognized, and therefore the resolution of one or more of these uncertainties in any particular period could have a material adverse impact on the Consolidated Financial Statements.

Income tax expense (benefit)

The components of Loss from continuing operations before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(402,407)	$(350,017)	$(55,846)
Rest of the world	11,277	11,006	7,611
Loss from continuing operations before income taxes	$(391,130)	$(339,011)	$(48,235)

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$4,015	$3,000	$—
State	1,279	3,451	906
Foreign	20,173	14,136	16,329
Total current income tax expense	25,467	20,587	17,235
Deferred:
Federal	(5,019)	(7,663)	(24,579)
State	(4,311)	60	(1,947)
Foreign	(1,993)	1,068	(988)
Total deferred income tax benefit	(11,323)	(6,535)	(27,514)
Income tax expense (benefit)	$14,144	$14,052	$(10,279)

For the years ended December 31, 2019, 2018 and 2017, the Company utilized U.S. federal net operating loss carryforwards of $66.9 million, $101.5 million and $144.4 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company utilized state net operating loss carryforwards of $17.4 million, $26.3 million and $49.0 million, respectively.

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate to Loss from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal income tax	$(82,137)	$(71,192)	$(16,882)
State income tax, net of federal benefit	(1,674)	2,878	(397)
Foreign income tax rate differential	(1,103)	(1,053)	(748)
Foreign withholding tax	18,199	14,533	13,849
Repatriation of foreign income, deemed and actual	2,390	1,948	1,526
Change in unrecognized tax benefits	(123)	339	(704)
Change in valuation allowance	7,722	10,887	12,511
Equity-based compensation	870	2,175	(976)
TiVo Acquisition-related items	—	595	5,724
Entity rationalization	—	—	2,369
Tax Act of 2017	4,083	2,936	(26,551)
Goodwill impairment	65,917	50,006	—
Income tax expense (benefit)	$14,144	$14,052	$(10,279)

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense (benefit). Luxembourg is the main contributor to the Company’s foreign income tax rate differential. For the years ended December 31, 2019, 2018 and 2017, Luxembourg had gains with no net income tax expense due to the utilization of the valuation allowance.

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

The Tax Act of 2017 created a minimum tax on corporations for payments to related foreign persons (referred to as the base erosion and anti-abuse tax ("BEAT")). The Company recorded a BEAT liability of $4.3 million and $2.1 million during the years ended December 31, 2019 and 2018.

As a result of the Tax Act of 2017, during the year ended December 31, 2018, the Company changed its assertion regarding the indefinite reinvestment of undistributed foreign earnings. In the year ended December 31, 2017, the Company accrued a Transition Tax liability for U.S. federal and certain U.S. state income taxes on its non-U.S. subsidiaries’ previously undistributed foreign earnings. The nature of the Transition Tax is that undistributed foreign earnings are now considered previously taxed income ("PTI") for U.S. federal income tax purposes. However, because the PTI was previously taxed, any repatriation of PTI is not subject to additional U.S. federal income tax. The Company determined that a distribution of PTI would be subject to tax and recorded $0.7 million and $1.2 million in foreign withholding taxes during the years ended December 31, 2019 and 2018, respectively. The Company's revised assertion regarding indefinite reinvestment of undistributed earnings is that only undistributed earnings in excess of PTI are indefinitely reinvested. The Company previously asserted that all of its foreign undistributed earnings were indefinitely reinvested.

The Company has not recognized U.S. federal or state tax liabilities on certain of its non-U.S. subsidiaries' undistributed foreign earnings as such amounts are considered indefinitely reinvested outside of the U.S. As of December 31, 2019, the Company has not provided for income and withholding tax on $5.2 million of undistributed foreign earnings. If these foreign earnings were to be distributed, the Company would recognize tax expense of approximately $0.3 million.

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

Segment results were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Product
Platform Solutions	$267,441	$315,814	$334,004
Software and Services	80,443	76,249	84,964
Other	3,097	8,667	4,548
Revenues, net	350,981	400,730	423,516
Adjusted Operating Expenses (1)	302,491	333,720	377,107
Adjusted EBITDA (2)	48,490	67,010	46,409
Intellectual Property Licensing
US Pay TV Providers	173,217	185,954	278,973
CE Manufacturers	42,503	35,644	51,219
New Media, International Pay TV Providers and Other	101,428	73,537	72,748
Revenues, net	317,148	295,135	402,940
Adjusted Operating Expenses (1)	95,962	99,532	97,059
Adjusted EBITDA (2)	221,186	195,603	305,881
Corporate
Adjusted Operating Expenses (1)	58,383	62,521	62,148
Adjusted EBITDA (2)	(58,383)	(62,521)	(62,148)
Consolidated
Total Revenues, net	668,129	695,865	826,456
Adjusted Operating Expenses (1)	456,836	495,773	536,314
Adjusted EBITDA (2)	211,293	200,092	290,142
Depreciation	21,247	21,464	22,144
Amortization of intangible assets	112,727	147,336	166,657
Restructuring and asset impairment charges	7,741	10,061	19,048
Goodwill impairment	354,561	269,000	—
Equity-based compensation	28,705	39,779	52,561
Merger, separation and transformation costs	26,212	—	—
Transition and integration costs	1,736	9,797	20,364
Earnout amortization	—	1,494	3,833
CEO transition cash costs	1,000	(975)	4,305
Remeasurement of contingent consideration	—	1,104	(1,023)
Gain on settlement of acquired receivable	—	—	(2,537)
Operating (loss) income	(342,636)	(298,968)	4,790
Interest expense	(49,902)	(49,150)	(42,756)
Interest income and other, net	8,526	5,682	2,915
(Loss) gain on interest rate swaps	(4,966)	3,425	1,859
TiVo Acquisition litigation	—	—	(14,006)
Loss on debt extinguishment	(2,152)	—	(108)
Loss on debt modification	—	—	(929)
Loss from continuing operations before income taxes	$(391,130)	$(339,011)	$(48,235)

(1)
Adjusted Operating Expenses are defined as operating expenses excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Goodwill impairment, Equity-based compensation, Merger, separation and transformation costs, Transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs and Remeasurement of contingent consideration.

(2)
Adjusted EBITDA is defined as operating loss excluding Depreciation, Amortization of intangible assets, Restructuring and asset impairment charges, Goodwill impairment, Equity-based compensation, Merger, separation and transformation costs, Transition and integration costs, retention earn-outs payable to former shareholders of acquired businesses, CEO transition cash costs and Remeasurement of contingent consideration.

(15) Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2019
Total Revenues, net	$158,235	$176,172	$158,524	$175,198
Restructuring and asset impairment charges	1,813	2,676	1,995	1,257
Goodwill impairment	—	—	137,453	217,108
Operating (loss) income from continuing operations	(8,020)	12,629	(137,717)	(209,528)
Loss from continuing operations, net of tax	(26,644)	(9,540)	(151,010)	(218,080)
Loss from discontinued operations, net of tax	—	—	(379)	(4,414)
Net loss	(26,644)	(9,540)	(151,389)	(222,494)

Basic loss per share:
Continuing operations	$(0.21)	$(0.08)	$(1.20)	$(1.72)
Discontinued operations	—	—	—	(0.03)
Basic loss per share	$(0.21)	$(0.08)	$(1.20)	$(1.75)
Weighted average shares used in computing basic per share amounts	124,422	124,960	126,081	126,444

Diluted loss per share:
Continuing operations	$(0.21)	$(0.08)	$(1.20)	$(1.72)
Discontinued operations	—	—	—	(0.03)
Diluted loss per share	$(0.21)	$(0.08)	$(1.20)	$(1.75)
Weighted average shares used in computing diluted per share amounts	124,422	124,960	126,081	126,444

Dividends declared per share	$0.18	$0.08	$0.08	$—

2018
Total Revenues, net	$189,837	$172,860	$164,709	$168,459
Restructuring and asset impairment charges	4,546	1,101	2,921	1,493
Goodwill impairment	—	—	—	269,000
Operating loss from continuing operations	(9,040)	(8,763)	(7,681)	(273,484)
Loss from continuing operations, net of tax	(19,014)	(22,868)	(22,992)	(288,189)
Income (loss) from discontinued operations, net of tax	1,297	2,298	143	(23)
Net loss	(17,717)	(20,570)	(22,849)	(288,212)

Basic loss per share:
Continuing operations	$(0.16)	$(0.19)	$(0.19)	$(2.33)
Discontinued operations	0.01	0.02	—	—
Basic loss per share	$(0.15)	$(0.17)	$(0.19)	$(2.33)
Weighted average shares used in computing basic per share amounts	122,080	122,713	123,459	123,802

Diluted loss per share:
Continuing operations	$(0.16)	$(0.19)	$(0.19)	$(2.33)
Discontinued operations	0.01	0.02	—	—
Diluted loss per share	$(0.15)	$(0.17)	$(0.19)	$(2.33)
Weighted average shares used in computing diluted per share amounts	122,080	122,713	123,459	123,802

Dividends declared per share	$0.18	$0.18	$0.18	$0.18